Form 10QSB
period 1996-06-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1996-08-08
CIK 911217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-67848

                      ESSEX HOSPITALITY ASSOCIATES III L.P.

               (Exact name of registrant as specified in charter)

                                    DELAWARE

         (State or other jurisdiction of incorporation or organization)

                                   16-1422266
                      (I.R.S. Employer Identification No.)

                               100 CORPORATE WOODS
                            ROCHESTER, NEW YORK 1623
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (716) 272-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No

As of July 31, 1996 a total of 4,000 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.   Financial Statements
- --------------------------------------------------------------------------------

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                             June 30, 1996 and 1995

                       Assets                                               1996           1995
                       ------                                               ----           ----
Investments in real estate, at cost
     Land                                                                1,700,151       1,700,151
     Land improvements                                                     438,234         100,598
     Buildings                                                           7,247,114       5,666,798
     Furniture, fixtures and equipment                                   1,916,671       1,153,131
     Construction in progress                                                 -          1,014,356
                                                                        ----------       ---------
                                                                        11,302,170       9,635,034
     Less: accumulated depreciation                                       (436,133)        (76,565)
                                                                         ---------        --------
        Net investments in real estate                                  10,866,037       9,558,469

Cash and cash equivalents                                                  235,593       2,016,292

Deferred costs:
     Debt issuance costs                                                 1,060,289       1,056,284
     Franchise fees                                                         85,500          85,500
     Other deferred costs                                                   70,846         149,737
                                                                           -------        -------
        Total deferred costs                                             1,216,635       1,291,521
     Less: accumulated amortization                                       (490,701)       (216,011)
                                                                          ---------      ---------
                                                                           725,934       1,075,510
Other assets                                                               154,920         160,446
                                                                          --------         -------
Total assets                                                            11,982,484      12,810,717
                                                                        ===========     ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
Accounts payable and accrued expenses                                      128,560         146,072
Accounts payable - construction                                             17,500         390,421
Mortgage notes payable                                                  10,000,000       9,955,000
                                                                       -----------       ---------
     Total liabilities                                                  10,146,060      10,491,493
                                                                       -----------      ----------
Commitments (note 5)

Partners' capital                                                        1,867,966       2,473,036
     Less notes receivable from partners                                   (31,542)       (153,812)
                                                                          --------       ---------
     Total partners' capital                                             1,836,424       2,319,224
                                                                        ----------       ---------
Total liabilities and partners' capital                                 11,982,484      12,810,717
                                                                       ===========      ==========

                      Essex Hospitality Associates III L.P.
                              Statements of Income
                      Quarters Ended June 30, 1996 and 1995

                                                1996        1995
                                                ----        ----
INCOME
       Rooms                                  963,990      492,013
       Other income                            51,551       38,461
                                              -------      ------
          Total income                      1,015,541      530,474

EXPENSES
       Rooms                                  228,729      139,847
       Commissions expenses                    40,808       12,197
       Advertising and promotion               17,630       30,903
       Repairs and maintenance                 40,216       16,667
       Utilities                               52,615       16,435
       Administrative and general              98,343       45,393
       Property taxes                          (9,669)           0
       Insurance                                2,363        5,709
       Franchises fees                         31,208       10,488
       Management fees                         43,928       20,641
       Marketing research fees                 24,968        3,180
       Miscellaneous                           10,484        5,932
                                               -------       -----
          Total expenses                      581,623      307,392
                                              --------     -------

             Operating income                 433,918      223,082

       Interest expense                       250,000      169,281
       Partnership management fees             12,203        5,770
       Depreciation & amortization            146,031       70,623
                                              --------      ------
          Total other expenses                408,234      245,674
                                              --------     -------

NET INCOME                                     25,684      (22,592)
                                               =======     ========

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
                  For the Quarters Ended June 30, 1996 and 1995

                                                               1996                  1995
                                                               ----                  ----
Cash flows from operating activities
       Cash received from customers                          1,040,143              470,622
       Cash paid to suppliers                                 (594,890)            (320,659)
       Interest received                                           591               13,733
       Interest paid                                          (250,000)            (169,281)
                                                              ---------            ---------
          Net cash from operating activities                   195,844               (5,585)
                                                               --------              -------

Cash flows from investing activities
       Payments for fixed asset additions                       (7,278)          (2,488,202)
                                                                -------          -----------
          Net cash used in investing activities                 (7,278)          (2,488,202)
                                                                -------          -----------

Cash flows from financing activities
       Proceeds from issuance of notes payable                       -            1,038,000
       Debt issuance costs                                           -              (97,526)
       Partner capital contributions                             1,010              827,648
       Syndication costs                                             -             (104,467)
       Payments for distributions                             (101,010)             (35,097)
                                                              ---------            --------
          Net cash from financing activities                  (100,000)           1,628,558
                                                              ---------           ---------

Net increase in cash and cash equivalents                       88,566             (865,229)

Cash and cash equivalents - beginning of period                123,766            2,881,521
                                                              --------            ---------

Cash and cash equivalents - end of period                      235,593            2,016,292
                                                              ========            =========


Reconciliation of net income to net cash flows from operating activities:

Net income                                                      25,684              (22,592)

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
       Depreciation and amortization                           146,031               70,623
       Changes in:
          Account payable                                       (2,187)            (108,326)
          Shortterm assets                                      26,316               54,710
                                                               -------               ------
                                                               195,844               (5,585)
                                                              ========              =======

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                             June 30, 1996 and 1995

(1)     ORGANIZATION

        Essex Hospitality Associates III L.P. (the Partnership) is a Delaware limited partnership formed on August 2, 1993 for the purpose of purchasing, leasing or subleasing undeveloped land and constructing, owning and operating up to four new Hampton Inn, Homewood Suites or Microtel hotels under franchises or licenses to be obtained from these national lodging chains. The Partnership financed its construction and other start up activities through a public offering of notes and limited partnership units. The first partnership property, a Microtel hotel in Birmingham, Alabama was completed and began operations in September 1994. In April 1995, a Hampton Inn hotel opened in Rochester, New York and a third property in Chattanooga, Tennessee opened in September, 1995.

        The Partnership's general partners are Essex Partners Inc. (Essex Partners), a subsidiary of Essex Investment Group, Inc. (Essex), and John E. Mooney, President of Essex Partners and Essex. Management of the Partnership and the hotels is the sole responsibility of Essex Partners.

        The following is a general description of the allocation of income and loss. For a more comprehensive description see the Partnership Agreement.

            Income from operations will be allocated 99% to the limited partners and 1% to the general partner until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partners. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to $1,000 per Unit owned by the limited partners and 1% to the general partners. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.

            Losses from operations will be allocated 80% to the limited partners and 20% to the general partner in the amounts sufficient to offset all income which was allocated 80% to the limited partners. Thereafter, operating losses are allocated 99% to the limited partners and 1% to the general partner. Loss on the sale of any or all of the hotels will be first allocated in the same manner as losses from operations, except that the allocation of such loss would be made prior to allocations of income from operations. All other losses are allocated 99% to the limited partners and 1% to the general partners.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1996 AND 1995
PAGE 2

(1)     ORGANIZATION (CONTINUED)

        Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners.

        Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units. Additional fees were paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership (see note 5).

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting

        The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

        Cash and Cash Equivalents

        Cash investments with original maturities of three months or less are considered to be cash equivalents.

        Deferred Costs

        Costs of issuing notes payable are amortized on a straight-line basis over the term of the notes.

        Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of the franchise agreement, beginning when a hotel is placed in service.

        Syndication Costs

        Selling commissions and legal, accounting, printing, and other filing costs totaling $492,184 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1996 AND 1995
PAGE 3

        Income Taxes

        The results of the Partnership's operations are reportable as income or loss in the individual federal and state income tax returns of the partners.

        Reclassification

        Certain amounts in the prior year's financial statements were reclassified to conform with the current year's presentation.

(3)     MORTGAGE NOTES PAYABLE

        Mortgage Notes payable bear interest at 10% per annum and mature December 31, 1998, unless extended by the Partnership to December 31, 1999 upon payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon payment of an extension fee equal to 1% of the principal amount outstanding. The notes are issued as unsecured obligations of the Partnership until a hotel site is purchased, at which time the notes are secured by a first mortgage against the site and the hotel to be constructed thereon.

(4)     FRANCHISE, ROYALTY AND MARKETING FEES

        In 1993 and 1995, the Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for each of the two Microtel hotels. The agreements require the Partnership to pay an initial franchise fee of the greater of $25,000 or $250 per room (which totaled $50,500) and a continuing monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtels are opened for business and to 3.5% in the event over 100 Microtels are opened. In the event a system of advertising for Microtel franchisees, the Partnership is required to contribute an additional 1% of gross room revenues to pay for the cost of such a system. In 1996, a system of advertising was established for the Microtel franchisees and payments of the 1% marketing fee started in March, 1996. The franchise agreements also require the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the Microtel not more than once every 5 years to conform to the Microtel hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions.

        The Partnership incurred a royalty fee expense of $10,404 and $4,979 during the second quarter, 1996 and 1995, respectively, under the Microtel franchise agreements. Marketing fee expense for the second quarter 1996 was $4,160. There was no marketing fee expense for the second quarter 1995.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1996 AND 1995
PAGE 4

(4)     FRANCHISE, ROYALTY AND MARKETING FEES (CONTINUED)

        The Partnership has entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel in Rochester, New York. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation contribution of 4% of gross room revenue and a monthly amount equal to any sales or similar tax imposed on the payments received under the license agreement.

        The Partnership incurred royalty fee expense and marketing reservation expense each of $20,807 and $5,509 during the second quarter, 1996 and 1995 respectively under the Hampton Inn license agreement.

        The Microtel franchise agreements and Hampton Inn license agreement impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

(5)     RELATED PARTY TRANSACTIONS

        A summary of the compensation, fees and reimbursements to be received by Essex Partners or their affiliates under the terms of the Partnership agreement follows:

Type of Fee             Amount of Fee                           2nd Qtr.              2nd Qtr.
- -----------             -------------                              1996             1995
                                                                   ----             ----
Selling                 Up to $80 per limited                        0           $123,95
Commission              partnership unit and 5.5%                                      0
                        per $1,000 note sold

Organization and        Up to 3.4% of the gross                      0            46,648
Offering Fee            proceeds of the offering

Development Fee         Up to $140,000 per hotel,                    0            96,583
                        plus 5% of the total cost
                        of the hotel in excess of
                        $2 million

Property                4.5% of gross operating                 43,928            20,641
Management Fee          revenues from the hotels

Partnership             1.25% of gross operating                12,203             5,770
Management Fee          revenues from the hotels

Accounting Fee          $675 per month                           6,075             4,050

Acquisition Fee         Up to $110,000 per hotel                     0                 0
                        suite

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1996 AND 1995
PAGE 5

Type of Fee             Amount of Fee                           2nd Qtr.          2nd Qtr.
- -----------             -------------                              1996             1995
                                                                   ----             ----
Refinancing Fee         1% of the gross proceeds                      0                0
                        of any refinancing of any
                        or all of the hotels

Sales Fee               3% of the gross sale price                    0                0
                        of any or all of hotels
                                                                $62,206          $297,642
                                                                =======          ========

Item 2.           Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 2, 1993. In 1995, it completed its public offering of first mortgage notes and limited partnership units, raising $13,986,320. The Partnership's properties opened in September, 1994; April, 1995 and September, 1995.

The first property, a 102-room Microtel hotel, is located in Homewood, Alabama, outside Birmingham. The property is in its second year of operations. At the end of 1995, the Managing General Partner decided to replace the manager at the property. A new manager started in February, 1996. The new manager is addressing several problems, including improving the physical appearance of the property, upgrading the clientele and initiating cost controls. Revenues for the second quarter 1996 decreased 7% over second quarter 1995 revenues to $205,000 which the General Partner believes is due primarily to two factors. The first is a general softening in the Birmingham limited service hotel market. The second is the effort made by the hotel to upgrade its client base. It will take time to find new customers to replace the clients no longer using the hotel. The room rates have been reduced to encourage new customers to try the hotel. Operating income decreased $43,000 to $46,000 due primarily to expense overruns. The Managing General Partner believes that expenses will be brought under control by the end of the year.

The Partnership's second property is a 118-room Hampton Inn located in Rochester, New York. Revenues for the second quarter 1996 were $570,000, with operating income of $314,000. Revenues for the second quarter 1995 were $298,000, with operating income of $142,000. Since the property opened in April, 1995, most of 1995 was spent building a client base. Rates were also lower in 1995, to attract the maximum number of customers. In 1996, occupancy and rates have increased, causing the increase in revenues and operating income.

The Partnership's third property, a 100-room a Microtel hotel in Chattanooga, Tennessee, has been open since September, 1995. The property is still in its ramp-up phase of operations. Lower occupancy is typical for properties in the ramp-up stage of operations. Customers to the area are unfamiliar with the property and time is required to build a reputation. Revenues for the second quarter 1996 were $239,000 and operating income totaled $101,000.

Partnership revenues for the second quarter, 1996 were $1,016,000, compared to $530,000 in the second quarter 1995 when only two properties were open. Operating expenses totaled $582,000 for operating income of $434,000. Operating expenses for the second quarter 1995 were $307,000, and operating income was $223,000. Other expenses, including interest and depreciation were $408,000 for net income of $26,000 for the second quarter 1996. The net loss for the same period in 1995 was $23,000. Cash flow from operations was $196,000 compared to a cash deficit in the second quarter 1995 of $6,000. The properties are expected to generate sufficient cash from operations to meet their needs for the remainder of 1996.

Partnership assets decreased $828,000 from July 1, 1995 to June 30, 1996. The change in total assets is a combination of an increase in fixed assets of $1,700,000 from completing construction of the partnership's third property in the third quarter, 1995; an increase in accumulated depreciation and amortization of $634,000 and a decrease in cash of $1,800,000 due to payments for construction and distributions. Liabilities decreased $345,000 due primarily to the payment of outstanding construction payables. Partners' equity decreased $483,000 from net losses incurred and the payment of distributions.

                                     PART II

                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None

         b.       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ESSEX HOSPITALITY ASSOCIATES III L.P.
                                       Registrant

Dated:   August 6, 1996           /s/ Lorrie L. LoFaso
                                     --------------------
                                  Essex Hospitality Associates III L.P.
                                  Essex Partners Inc.
                                  Lorrie L. LoFaso
                                  Vice President and Chief Accounting Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                   DESCRIPTION


   27                                   FINANCIAL DATA SCHEDULE