Form 10QSB
period 1996-09-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1996-11-12
CIK 911217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996


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

                              100 CORPORATE WOODS
                           ROCHESTER, NEW YORK 14623
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

                        Yes      X                    No
                             ---------                    -------

As of October 31, 1996 a total of 4,000 Limited Partnership Units were outstanding.

                                     PART 1

                             FINANCIAL INFORMATION

Item 1.   Financial Statements


                     Essex Hospitality Associates III L.P.
                                 Balance Sheets
                          September 30, 1996 and 1995

                     Assets                                        1996                       1995
                     -----                                         ----                       ----
Investments in real estate, at cost
         Land                                                     1,700,151                  1,700,151
         Land improvements                                          438,234                    146,738
         Buildings                                                7,247,114                  7,903,673
         Furniture, fixtures and equipment                        1,921,087                  1,436,877
                                                                  ---------                  ---------
                                                                 11,306,586                 11,187,439
         Less:accumulated depreciation                             (517,432)                  (152,875)
                                                                   ---------                  ---------
            Net investments in real estate                       10,789,154                 11,034,564

Cash and cash equivalents                                           233,225                    492,658

Deferred costs:
         Debt issuance costs                                      1,060,289                  1,060,289
         Franchise fees                                              85,500                     85,500
         Other deferred costs                                        70,846                    178,740
                                                                     ------                    -------
            Total deferred costs                                  1,216,635                  1,324,529
         Less: accumulated amortization                            (555,431)                  (293,331)
                                                                   ---------                  ---------
                                                                    661,204                  1,031,198

Other assets                                                        142,275                    215,200
                                                                    -------                    -------

Total assets                                                     11,825,858                 12,773,620
                                                                 ----------                 ----------

            Liabilities and Partners' Capital
            ---------------------------------
Accounts payable and accrued expenses                               128,308                     71,205
Accounts payable - construction                                      17,500                     37,972
Mortgage notes payable                                           10,000,000                 10,000,000
                                                                 ----------                 ----------
            Total liabilities                                    10,145,808                 10,109,177
                                                                 ----------                 ----------
Commitments (note 5)

Partners' capital                                                 1,710,582                  2,861,554
         Less notes receivable from partners                        (30,532)                  (197,111)
                                                                    --------                  ---------
            Total partners' capital                               1,680,050                  2,664,443
                                                                  ---------                  ---------

Total liabilities and partners' capital                          11,825,858                 12,773,620
                                                                 ----------                 ----------

                     Essex Hospitality Associates III L.P.
                              Statements of Income
                      Quarters September 30, 1996 and 1995

                                                    1996                         1995
                                                    ----                         ----
INCOME
------
    Rooms                                          971,680                      884,093
    Other income                                    51,285                       56,813
                                                    ------                      -------
       Total income                              1,022,965                      940,906

EXPENSES
--------
    Rooms                                          278,249                      228,536
    Commissions expenses                            32,355                       27,689
    Advertising and promotion                       16,569                       12,499
    Repairs and maintenance                         51,334                       26,417
    Utilities                                       48,493                       33,515
    Administrative and general                      99,963                       63,381
    Property taxes                                  19,128                       13,679
    Insurance                                        8,798                        1,232
    Franchises fees                                 33,917                       25,911
    Management fees                                 50,189                       39,428
    Marketing research fees                         27,170                       19,861
    Miscellaneous                                    3,203                        3,408
                                                     -----                        -----
       Total expenses                              669,368                      495,556
                                                   -------                      -------

          Operating income                         353,597                      445,350

    Interest expense                               250,000                      216,418
    Partnership management fees                     13,940                       10,212
    Depreciation & amortization                    146,031                      151,917
                                                   -------                      -------
       Total other expenses                        409,971                      378,547
                                                   -------                      -------

NET INCOME                                         (56,374)                      66,803
                                                   --------                      ------

                     Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
               For the Quarters Ended September 30, 1996 and 1995


                                                            1996                  1995
                                                            ----                  ----
Cash flows from operating activities
    Cash received from customers                          1,036,409               799,230
    Cash paid to suppliers                                 (685,302)             (524,162)
    Interest received                                           941                 9,420
    Interest paid                                          (250,000)             (216,418)
                                                           ---------             ---------
       Net cash from operating activities                   102,048                68,070
                                                            -------                ------

Cash flows from investing activities
    Payments for fixed asset additions                       (4,416)           (1,912,829)
                                                             -------           -----------
       Net cash used in investing activities                 (4,416)           (1,912,829)
                                                             -------           -----------
Cash flows from financing activities
    Proceeds from issuance of notes payable                      -                 45,000
    Debt issuance costs                                          -                 (4,005)
    Partner capital contributions                             1,010               383,600
    Syndication costs                                                             (46,049)
    Payments for distributions                             (101,010)              (57,421)
                                                           ---------              --------
       Net cash from financing activities                  (100,000)              321,125
                                                           ---------              -------

Net increase (decrease) in cash and cash equivalents         (2,368)           (1,523,634)

Cash and cash equivalents - beginning of period             235,593             2,016,292
                                                            -------             ---------
Cash and cash equivalents - end of period                   233,225               492,658
                                                            =======               =======

Reconciliation of net income to net cash flows
----------------------------------------------
   from operating activities:
-----------------------------

Net income                                                  (56,374)               66,803

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                           146,031               151,917
    Changes in:
       Account payable                                         (252)               17,105
       Shortterm assets                                      12,643              (167,755)
                                                             ------              ---------
                                                            102,048                68,070
                                                            -------                ------

                     ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                          September 30, 1996 and 1995


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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1996 AND 1995
PAGE 2

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1996 AND 1995
PAGE 3

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

    The Partnership incurred a royalty fee expense of $11,245 and $6,050 during the third quarter, 1996 and 1995, respectively, under the Microtel franchise agreements. Marketing fee expense for the third quarter 1996 was $4,500. There was no marketing fee expense for the third quarter 1995.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1996 AND 1995
PAGE 4

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

    The Partnership incurred royalty fee expense and marketing reservation expense each of $22,672 and $19,861 during the third quarter, 1996 and 1995 respectively under the Hampton Inn license agreement.

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

(5) RELATED PARTY TRANSACTIONS

    A summary of the compensation, fees and reimbursements to be received by Essex Partners or their affiliates under the terms of the Partnership agreement follows:


                                               3rd Qtr.   3rd Qtr.
 Type of Fee       Amount of Fee                   1996       1995
 -----------       -------------                   ----       ----



 Selling           Up to $80 per limited              0    $34,675
 Commission        partnership unit and 5.5%
                   per $1,000 note sold

 Organization and  Up to 3.4% of the gross            0     15,919
 Offering Fee      proceeds of the offering

 Development Fee   Up to $140,000 per hotel,          0          0
                   plus 5% of the total cost
                   of the hotel in excess of
                   $2 million

 Property          4.5% of gross operating       50,189     39,428
 Management Fee    revenues from the hotels

 Partnership       1.25% of gross operating      13,940     10,212
 Management Fee    revenues from the hotels

 Accounting Fee    $675 per month                 6,075      4,725

 Acquisition Fee   Up to $110,000 per hotel           0          0
                   suite

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1996 AND 1995
PAGE 5




                                               3rd Qtr.       3rd Qtr.
 Type of Fee       Amount of Fee                   1996           1995
 -----------       -------------                   ----           ----

 Refinancing Fee   1% of the gross proceeds           0              0
                   of any refinancing of any
                   or all of the hotels

 Sales Fee         3% of the gross sale price         0              0
                   of any or all of hotels
                                                $70,204       $104,959
                                                =======       ========


Item 2.    Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 2, 1993. In 1995, it completed its public offering of first mortgage notes and limited partnership units, raising $13,986,320. The Partnership's properties opened in September, 1994; April, 1995 and September, 1995.

The first property, a 102-room Microtel Inn hotel, is located in Homewood, Alabama, outside Birmingham. The property is in its second year of operations. At the end of 1995, the Managing General Partner replaced the manager at the property. A new manager started in February, 1996. The new manager is addressing several problems, including improving the physical appearance of the property, upgrading the clientele and initiating cost controls. Revenues for the third quarter 1996 decreased 12% ($30,000) over third quarter 1995 revenues to $228,000 which the General Partner believes is due primarily to three factors. New hotel room supply has been added in the area of the Partnership's property, without a significant increase in demand. The second is the effort made by the hotel to upgrade its client base. More stringent standards are now in place to reduce the number of undesirable clients. The hotel also reduced its room rates to attract more customers to the hotel. Reducing rates reduces revenues in the shortterm, but should increase occupancy and revenue in the longterm. Occupancy, after dropping sharply during the spring and early summer, started to move back up in August and September. Operating income for the third quarter 1996 decreased $20,000 to $59,000 due to the reduced revenues. The decrease in operating income is less than the decrease in revenues because cost controls initiated by the new manager are reducing expenses compared to 1995.

The Partnership's second property is a 118-room Hampton Inn located in Rochester, New York. Revenues for the third quarter 1996 were $561,000, with operating income of $262,000. Revenues for the third quarter 1995 were $616,000, with operating income of $347,000. Only one month in the third quarter 1996 had lower revenues and operating income compared to 1995, and that was September. September 1996 revenues were $87,000 less than 1995 and operating income was $100,000 less than September, 1995. The Ryder Cup golf tournament was held in Rochester in September, 1995. Rooms rates were more than doubled during the Ryder Cup which contributed a significant amount of revenue to the property, with little increase in expenses.

The Partnership's third property, a 100-room Microtel hotel in Chattanooga, Tennessee, has been open since September, 1995. The property has not performed as well as expected during its first year of operations, which the Managing General Partners believes is primarily due to the manager at the property. The manager was changed in early 1996, and again in October, 1996. The current manager, who has worked in the Chattanooga hotel industry for several years, is expected to make significant improvements over the next several months. The two prior managers had less hotel experience and were not familiar with the Chattanooga market. Revenues for the third quarter 1996 were $233,000 and operating income totaled $59,000. The property opened at the end of the third quarter in 1995, therefore, 1995 revenue and operating amounts are not comparable.

Partnership revenues for the third quarter, 1996 were $1,023,000, compared to $941,000 in the third quarter 1995. The revenues in 1995 were lower because the Chattanooga hotel was only open for one month in the third quarter, 1995. Operating expenses totaled $669,000 for operating income of $354,000.
Operating expenses for the third quarter 1995 were $496,000, and operating income was $445,000. The reduction in operating income for the Partnership in 1996 compared to 1995 is due to issues discussed above for the Birmingham and Hampton Inn hotels. Other expenses, including interest and depreciation were $410,000 for a net loss of $56,000 for the third quarter 1996. The net income for the same period in 1995 was $67,000. The reduction in net income for 1996 compared to 1995 was caused by the reduction in operating income, and the increase in interest expense with the Chattanooga hotel being open for the entire quarter in 1996. Cash flow from operations was $89,000 compared to a cash flow of $68,000 in the third quarter 1995. The properties are expected to generate sufficient cash from operations to meet their needs for the remainder of 1996.

Partnership assets decreased $948,000 from October 1, 1995 to September 30, 1996. The change in total assets is a combination of an increase in accumulated depreciation and amortization of $627,000 and a decrease in cash of $260,000 due to payments for distributions. Liabilities increased $37,000 due to increases in accounts payable. Partners' equity decreased $984,000 from net losses incurred and the payment of distributions.

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


                                   ESSEX HOSPITALITY ASSOCIATES III L.P.
                                   -------------------------------------
                                        Registrant



Dated:  November 7, 1996           /s/ Lorrie L. LoFaso
                                   --------------------------------------------
                                   Essex Hospitality Associates III L.P.
                                   Essex Partners Inc.
                                   Lorrie L. LoFaso
                                   Vice President and Chief Accounting Officer