Form 10KSB40
period 1996-12-31
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1997-03-31
CIK 911217

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         --------------------------------------------------------------

                                   FORM 10-KSB

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 33-67848

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
               (Exact name of registrant as specified in charter)

               Delaware                                  16-1442557
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                               100 Corporate Woods
                            Rochester, New York 14623
                     (Address of principal executive office)

Registrant's telephone number, including area code:           (716) 272-2300

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

State issuer's revenues for its most recent fiscal year: $3,700,000

As of March 24, 1997, a total of 3,989 Limited Partnership Units were held by non-affiliates who purchased the Units from the issuer at an aggregate offering price of $3,975,320. There is no trading market for the Units and none is expected to develop.

Documents incorporated by reference: NONE

PART I

Certain of the information contained in this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation found in Item 6 of this Report, contains forward-looking statements. A number of important factors including, but not limited to actions of competitors and franchisors, adverse changes in general economic conditions and adverse local conditions, increases in real estate taxes and operating costs and adverse changes in real estate zoning, health, safety, environmental and other laws and regulations, could cause actual results to differ materially from the forward-looking statements.

Item 1. Business

Essex Hospitality Associates III L.P., a Delaware limited partnership, was formed on August 2, 1993 (the "Partnership") to acquire undeveloped land and construct, own and operate up to four new "Hampton Inns", "Microtel Inn" or other hotels or any combination thereof, on the sites pursuant to franchises or licenses to be obtained from any of these national lodging chains. The General Partners of the Partnership are Essex Partners Inc., a New York corporation (the "Managing General Partner"), and John E. Mooney, an individual and president of Essex and the Managing General Partner. The principal investment objectives of the Partnership are to: (I) preserve, protect and return the Partnership's invested capital and to meet debt service requirements; (ii) provide quarterly distributions of available cash to the Limited Partners and (iii) provide appreciation in the market value of the hotels which may be realized through their sale or refinancing.

Construction of the hotels was financed through a combination of equity and debt raised through the Partnership's public offering of first mortgage notes and limited partnership units. The Partnership completed construction of one property in 1994, and two properties in 1995. The first Partnership property to open, a 101-room Microtel Inn hotel in Birmingham, Alabama, opened in September, 1994. The Birmingham Microtel Inn cost approximately $3,000,000 to build, including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction. A 118-room Hampton Inn opened in Rochester, New York in April, 1995. The Hampton Inn cost approximately $4.8 million to build, including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction. The third Partnership property, a 100-room Microtel Inn located in Chattanooga Tennessee opened in September, 1995. The Chattanooga Microtel Inn cost approximately $3.1 million to build including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction. The Partnership's public offering of first mortgage notes and class A limited partnership units was completed in 1995. Gross offering proceeds of $13,986,320 were closed into the Partnership, representing $10,000,000 in first mortgage notes and $3,986,320 in class A limited partnership units. The Partnership does not anticipate raising any additional capital and, therefore, no additional hotels are expected to be developed.

Microtel Inn Hotels
Microtel Inn hotel is a relatively new economy lodging chain. Microtel Inn hotels offer downsized rooms with higher quality furnishings at rates generally below those available at competing national lodging chains. The Microtel Inn hotel growth strategy is to locate in areas where other budget hotels are operating successfully, typically along major highways or near airports, and to compete primarily on the basis of price. The lower rates are economically feasible since the standardized, compact design of Microtel hotels and the elimination of nonessential amenities (such as swimming pools, restaurants and large lobbies) results in reduced construction, operating and overhead costs. Microtel Inn hotels offer the value conscious traveler consistent, affordable and high quality accommodations.

Each Microtel Inn hotel is of standardized new construction in accordance with prototype plans developed by the Franchisor and furnished to each franchisee. Typically either two or three stories, Microtel Inn hotels are constructed of either wood or metal frame. The guest rooms are 30% smaller than an average economy hotel room. Each guest room contains either one or two queen size beds, a bay window seat, remote control color television, telephone, built-in desk and bureau and a standard size hotel bathroom with tub and shower combination, all packaged in a modern and attractive design.

On October 6, 1995, Microtel Franchise and Development Corporation announced the completion of a joint venture transaction with U.S. Franchise Systems Inc., a new company founded by Michael Leven, former president and chief operating officer of Holiday Inn Worldwide. U.S. Franchise Systems Inc. has assumed worldwide franchising and administration for the Microtel budget inn chain of hotels. The Microtel trademarks have been transferred to U.S. Franchise Systems for its exclusive use in franchising the hotel chain. Microtel Inns and Suites Franchising, Inc., a wholly-owned subsidiary of U.S. Franchise Systems, Inc., is the franchisor and licensor of the Microtel Franchise System and Microtel trademarks. Microtel Franchise and Development Corporation has changed its name and operates under Hudson Hotels, and is responsible for building and managing hotel properties.

Hampton Inn
Hampton Inn is a high quality hotel with limited amenities and moderate prices. Hampton Inn hotels are designed primarily to accommodate business travelers with limited expense accounts, non-destination business and pleasure travelers and value-conscious vacationers. Hampton Inn hotels are located in high traffic areas, usually near full-service restaurants. Hampton Inn hotels promote their strong commitment to guest satisfaction, and according to the franchisor, Hampton Inns was the first national chain to offer its guests an unconditional 100% Satisfaction Guarantee. A toll-free number provides access to a nationwide reservation system. Hampton Inn hotels offer a national advertising and marketing program and are widely promoted on television, in magazines and trade publications and through direct mail, which increases travelers' awareness and trial usage. Major emphasis also is placed on corporate and travel agent markets. Hampton Inn hotels offer selected services and amenities, including a free, self-serve continental breakfast in the lobby, free local telephone calls, a free in-room movie channel and senior citizens' and frequent travelers' discount programs.

Standard Hampton Inn hotels currently available typically are two to six stories with 50 to 150 rooms, and feature distinctive architectural elements, including columns, arches, a unique canopy entrance and a bronze mansard roof. Most hotels offer a lobby/breakfast area and a variety of room types: rooms with one or two double beds and rooms with king bed configurations. Most Hampton Inns offer a swimming pool and a hospitality suite, and a multi-purpose room that doubles as a guest room or a small meeting room.

Franchise Agreements
The following is a summary of the principal terms of franchise agreements for the partnership's Hampton Inn and Microtel Inn hotels.

The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel Inn hotels are opened. In 1996, the franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel Inn hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions.

The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenues and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The term of the license agreement is 20 years. Promus requires the Partnership to establish a capital reserve account based on a percentage of gross room revenues generated by the Hampton Inn which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross room revenues and stabilizes at 5% for the term of the agreement.

The franchise agreements impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

All rights of the Partnership under the Franchise and License Agreements automatically terminate upon the happening of certain events, which are described in the agreements. Upon termination or expiration of such Franchise or License Agreements the Partnership is required to immediately cease using the franchisor's service marks and all confidential methods, procedures and techniques provided by the Franchisor and to remove and discontinue using all signs, fixtures, advertising materials, stationery, supplies or other articles which could cause the business to be associated with the Franchisor. In addition, if the termination occurs for reasons other then condemnation, the Partnership may be required to pay a termination fee in a lump sum equal to the amount of monthly royalties paid during the preceding 24 months (per the Microtel Franchise Agreement) or 36 months (per the Hampton Inn License Agreement).

Operation of the Hotels
The operation of hotels is a highly competitive business. Competition in the lodging industry is primarily based on price, location, quality of facilities and overall range of services. The Partnership's hotels compete primarily in the segment of the lodging industry often referred to as economy/limited service lodging. The Partnership's hotels are located in areas that contain other competitive limited service lodging facilities. The Microtel Inn hotels generally seek to compete by providing conveniently located, limited service lodging at below market prices. There were only 32 Microtel Inn hotels open and operating through the end of 1996. The Hampton Inn hotels generally seek to compete by providing conveniently located, limited service lodging with superior service. Started in 1984, there were 620 Hampton Inn hotels open and operating throughout the country at the end of 1996. Competitors in the economy/limited service lodging area include Days Inn, Comfort Inns, Motel 6, Travelodge, Super 8, Red Roof Inns, Econo Lodge and Fairfield Inns. These national chains have greater name recognition than the Microtel Franchisor, operating advantages like reservation systems which the Microtel Franchisor does not have, and may have greater financial resources and more experienced personnel than either the Microtel or Hampton Inn Franchisors or the Partnership. Some of these hotels could have service and architectural features similar to the Partnership's properties and may offer rates and services comparable to or lower than those at the Partnership's properties. Furthermore, there can be no assurance that competitors will not offer lower room rates or that additional hotels which offer features similar to that of the Partnership's hotels in competition with the Partnership's properties will not be developed near those properties and that such development will not have an adverse effect on occupancy rates.

The hotel industry was negatively impacted by the recession of the early 1990's. Occupancies and rates dropped significantly. According to published reports, occupancies began to improve in 1993. Occupancies and rates continued to increase in 1995, producing the strongest year in five years, but room supply increased at the greatest level since 1991. According to published reports, the supply of limited-service hotels continued to increase in 1996 and exceeded the increase in demand. This produced a decrease in average occupancy. There was not a decrease in revenues for the limited-service hotel segment, however, because the rates charged by limited-service hotels continued to increase in 1996 such that total revenue increased despite the decrease in occupancy.

Advertising for the Partnership's Microtel Inn hotels is conducted through print advertising (such as advertising in local business journals and distributing brochures), signage, direct mail campaigns, listings in the American Automobile Association brochures and by contacting local businesses. Advertising in local business journals is done throughout the year. Brochures describing the property are distributed throughout the area at visitor information booths, shopping malls and rest areas. The Microtel Inn hotels also advertise in state travel guides. Each of the Microtel Inn hotels has a visible exterior sign which prominently displays the rate charged for single occupancy. Signage is also used near highway exits where available. Billboards are often obtained along major highways in the first few years of operation. Local businesses are visited by both the hotel manager and sales and marketing personnel of the property manager. Special rates are available for corporate customers with high usage. There is also a frequent stay program which provides one free night after twelve nights stay. Each hotel manager is required to become an active member of the local chamber of commerce and convention and visitor's bureau and other business organizations, providing access to local businesspeople.

Marketing activities for the Hampton Inn in Rochester are more extensive. The Hampton Inn has a full-time sales manager, responsible for keeping in touch with current customers and promoting the hotel throughout the community. Radio and print advertising is used year-round, some in conjunction with advertising being placed by the Franchisor of Hampton Inns and some specifically for the Partnership's property. Special rates are available for corporate customers with high usage. Direct mail campaigns are utilized, targeting selected travelers. As with the Microtel Inn hotels, brochures describing the property are distributed locally. Local businesses are visited by both the hotel manager and the sales manager, as well as marketing personnel from the property manager.

The Partnership is not aware that it will have to make any unusual efforts in order to comply with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Accordingly, it does not believe that any such efforts will have any material effect upon capital expenditures, earnings or the competitive position of the Partnership.

As of March 14, 1997, the Partnership had 77 full and part-time employees. The number of employees at the Partnership's Microtel Inn hotels range from 20 to
27. The Hampton Inn has 29 employees.

Item 2.  Properties

Partnership Property  --  Birmingham, Alabama
The first Partnership property is located in Birmingham, Alabama. Birmingham is centrally located in the Southeast and is the largest city in Alabama, with approximately 23% of the state's total population residing in the five-county metropolitan area. Birmingham is accessible by highway, air and rail transportation systems. The Birmingham area is a leading retail and wholesale trade center, as well as one of the Southeast's major centers for finance, education, health care, medical and high technology research, telecommunications, transportation and distribution. Major employers include the University of Alabama, South Central Bell, Alabama Power Company, Baptist Medical Centers and various local, state and federal government agencies. The area also offers a wide variety of cultural, entertainment and outdoor activities.

The 102-room Microtel Inn hotel is located in the City of Homewood, a southern suburb of Birmingham with over 23,000 residents. The site is situated in a major commercial area of Homewood, located on Summit Parkway off of Oxmoor Road, within 0.5 miles west of Interstate 65. Interstate 65 is a major north-south route that runs through Alabama. Oxmoor Road is a four-lane east-west thoroughfare.

The immediate area is characterized by a mix of hotels, restaurants, professional office buildings and light industrial facilities. A large shopping mall is located on Oxmoor Road, just east of I-65, one mile from the site. A light industrial park is located 0.5 miles west of the site on Oxmoor Road and is undergoing expanded infrastructure development. A number of national chain restaurants are located near the site, including Shoney's, Bennigan's, Hardee's and Dunkin' Donuts, in addition to several local restaurants. There are five other lodging properties containing a total of approximately 629 rooms within a 0.25-mile radius of the site. These include a 96-room Red Roof Inn with an average daily rate of approximately $47, a 132-room Fairfield Inn with an average daily rate of approximately $51, a 156-room Comfort Inn with an average daily rate of approximately $56, a 115-room Shoney's Inn with an average daily rate of approximately $55 and 130-room Super 8 Motel with an average daily rate of approximately $38. A 197-room full service Holiday Inn, which is only indirectly competitive with the Partnership's hotel, has an average daily rate of approximately $60. A 80-room extended stay Studio Plus and a 129-room extended stay La Quinta Inn recently opened about a mile from the hotel. A Residence Inn will be opening in the same area shortly. These properties are also expected to be only indirectly competitive with the Partnership's hotel.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

Occupancy for the property for 1996 averaged 65%, with an average daily rate of $34.07. Real estate taxes for 1996 totaled $31,000 and were paid at a rate of $65.80 per thousand of assessed value. The invoice for the 1997 real estate taxes has not yet been received.

The Birmingham property is situated on approximately 2.37 acres and is owned in fee by the Partnership. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $2,800,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data".

Partnership Property  -- Rochester, New York
The second Partnership property opened in Rochester, New York in April, 1995. Rochester, the third largest city in New York, is located in western New York, approximately mid-way between Buffalo and Syracuse. Rochester is accessible by highway, air and rail transportation systems. The Rochester economy has benefited from a diversified employment base, bolstered by Fortune 500 corporations and a large number of academic institutions. These factors have buffered the Rochester area from cyclical national recessions. Rochester is home to over 1,000 manufacturers. Much of this manufacturing activity is concentrated in high technology-related industries, such as photographic equipment, optics, graphics technology, communications, electronics and pharmaceuticals. Major employers include Eastman Kodak Company, Xerox Corporation, General Motors, Bausch & Lomb, Frontier Corporation, Mobil Chemical Company, 3M and Paychex. Tourism is generated by regional attractions such as the Finger Lakes, Lake Ontario, Niagara Falls, and the Erie Canal.

The 118-room Hampton Inn is located in the Town of Greece, a northwestern suburb of Rochester and the second most populous municipality in Monroe County with over 100,000 residents. The site is situated in the northeast quadrant of the intersection between Route 390 and Ridge Road (Route 104). Route 390 becomes an interstate highway approximately three miles south of Ridge Road. Ridge Road/Route 104 is a four-lane arterial road in the Town of Greece, and is a major east-west route across western New York. The site is a component of a mixed-use project, Center Place Subdivision, encompassing 28 acres, which has been approved for restaurant and hotel use. Within walking distance of the hotel are several restaurants, a Bob Evans, an Applebees and an Olive Garden. In addition, the Greece Towne Center Mall is about a mile from the hotel with over 100 stores and restaurants.

There are four other lodging properties containing a total of approximately 517 rooms within a four-mile radius of the site. An 125-room Extended Stay of America opened next to the Hampton Inn at the end of 1996. A 210-room full-service Marriott Hotel is located on the northwest corner of the same exit as the Hampton Inn, with an estimated average daily rate in 1996 of $84. Along Ridge Road is a 83-room Comfort Inn with an estimated average daily rate in 1996 of $51 and a 99-room Wellesley Inn with an estimated average daily rate of $49. The Partnership's hotel is considered competitive with these lodging properties.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

Occupancy for the property for 1996 averaged 71%, with an average daily rate of $63.80. Real estate taxes paid in 1996 totaled $88,000, and were paid at a rate of $25.14 per thousand of assessed value. The town/county real estate taxes for 1997 are $45,000 and were paid at a rate of $12.66 per thousand of assessed value. The invoice for the 1997 school taxes has not yet been received.

The Rochester property is situated on approximately 2.96 acre site and is owned in fee by the Partnership. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $4,100,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data".

Partnership Property -- Chattanooga, Tennessee
The third Partnership property, a 100-room Microtel Inn hotel, opened in September, 1995 in Chattanooga, Tennessee. The hotel has rooms with two double beds as well as with 1 queen size bed. Chattanooga is located in the southeastern region of Tennessee, centrally located within the Tennessee-Alabama-Georgia tri-state area. The region is accessible by highway, water, air and rail transportation systems.

Chattanooga is located in Hamilton County, Tennessee at the cross-roads of several major U.S. highways, including Interstates 75, 24 and 59. Atlanta, Birmingham, Nashville and Knoxville are all within 140 miles. The city is within one day's drive of nearly one-third of the major U.S. markets and population. Chattanooga is one of the nation's oldest manufacturing cities, producing a variety of goods, including food, textile and apparel, chemical, fabricated metal, and paper products. Other major industries are represented by the printing and publishing sector, insurance and medical service sectors. Major employers include Tennessee Valley Authority, the nation's largest utility, Red Food Stores, Provident Life & Accident, McKee Foods, Roper Corporation, Dixie Yarns and Blue Cross/Blue Shield of Tennessee. Tourists to the tri-state region enjoy the area's recreation and attraction resources which include museums and parks, in addition to a number of craft and music festivals, orchestral performances and theatrical productions.

The Microtel Inn hotel is located in the eastern section of the City of Chattanooga. It is located on McCutcheon Road just north of Interstate 75, approximately one-quarter mile from the Shallowford Road exit. Route 11, which parallels I-75, intersects Shallowford Road and is a five lane thoroughfare with heavy commercial development on both sides.

The immediate area is characterized by a mix of hotels, restaurants, retail, professional office buildings and light industrial facilities. Hamilton Place, Tennessee's largest shopping mall, is 1 mile from the property. There are five other lodging properties containing a total of approximately 520 rooms within a one-quarter mile radius of the site which the Managing General Partner believes would be directly competitive with the Partnership's hotel. These include a 126-room Hampton Inn with an average daily rate of approximately $45 to $49, a 105-room Fairfield Inn with an average daily rate of approximately $42 to $46, a 112-room Red Roof Inn with an average daily rate of approximately $37 to $40, a 133-room Days Inn with an average daily rate of approximately $45 to $49, and a 44- room Ramada Limited with an average daily rate of approximately $43 to $48 and a Sleep Inn with an average daily rate of approximately $40.00. In addition, a Holiday Inn and Courtyard by Marriott are located near the area, however the Managing General Partner believes these properties are only indirectly competitive with the Partnership's hotel. An 80-suite Country Suites, near the Partnership's hotel, has recently been completed but it is not competitive. There also are four budget properties at the next exit north on I-75, a Comfort Inn, Motel 6, Best Western and Econo Lodge, totaling approximately 350 rooms. While these properties are in a less desirable location, the Managing General Partner believes they should be considered competitive with the Partnership's hotel.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

Occupancy for the property for 1996 averaged 53%, with an average daily rate of $38.10. Real estate taxes for 1996 totaled $50,000, and were paid at a rate of $60.29 per thousand of assessed value. The invoice for the 1997 real estate taxes has not yet been received.

The Chattanooga property is situated on approximately 2.4 acre site and is owned in fee by the Partnership. The Partnership sold an approximately 1 acre parcel of land adjacent to the hotel in 1996. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $3,100,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data".

Description of Real Estate and Operating Data
Included above is the description of each of the Partnership's properties, except for the description of the first mortgage debt issued by the Partnership to finance the acquisition and development of the properties. The Partnership issued $10,000,000 of 10% first mortgage notes, which are secured by first mortgage liens on each of the properties owned by the Partnership. The first mortgage notes require monthly payments of interest only at the rate of 10%. All outstanding notes are due and payable upon maturity on December 31, 1998 unless the notes are extended by the Partnership until December 31, 1999 upon the payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon the payment of an additional extension fee equal to 1% of the principal amount outstanding. The notes may be redeemed in whole or in part at the option of the Partnership at any time upon payment of a redemption premium of 1% of the amount of the principal prepayment if the redemption occurs before December 31, 1997, and thereafter without payment of any premium, together with accrued interest to the redemption date. A first mortgage lien is recorded on the Birmingham property in the amount of $2,800,000. A first mortgage lien is recorded on the Rochester property in the amount of $4,100,000. A first mortgage lien is recorded on the Chattanooga property in the amount of $3,100,000. The Partnership may not incur additional mortgage indebtedness if the effect thereof would be to cause the total amount of such indebtedness at any time to exceed the sum of (i) 85 percent of the acquisition and construction cost of all hotels which have not been refinanced and (ii) 85 percent of the aggregate fair market value of all refinanced hotels as determined by the Managing General Partner. This policy can only be changed with an affirmative vote of at least a majority in interest of Limited Partners.

The Managing General Partner obtains property, liability, crime, umbrella, excess umbrella, unowned auto and boiler insurance for each property, as well as workers' compensation insurance. The amount of property insurance obtained is based on the replacement cost of the building and its contents, plus lost income. The liability and umbrella insurance provide coverage up to $15,000,000. In the opinion of the Managing General Partner, the properties are adequately covered.

The tax basis and depreciation of the Partnership's assets are presented on the following table. The table, prepared as part of the Partnership's tax return, presents the total amount of each type of asset owned by the Partnership, classified by approximate purchase date.

====================================================================================================================================
Depreciation Table
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                            Date                                                                                         Current
------------------------------------------------------------------------------------------------------------------------------------
                         Placed in    Unadjusted                  Basis for    Accumulated          Conven-      MACRS     Year
------------------------------------------------------------------------------------------------------------------------------------
 Asset Description        Service    Cost or Basis    Bus. %    Depreciation  Depreciation  Method   tion  Life  Class  Depreciation
------------------------------------------------------------------------------------------------------------------------------------
DOOR HARDWARE            09/22/94        28,500        100%         28,500           4,275  SL         HY   10     10       2,850
------------------------------------------------------------------------------------------------------------------------------------
TELEVISIONS              09/22/94        26,373        100%         26,373           3,956  SL         HY   10     10       2,637
------------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SYSTEMS        09/22/94        21,730        100%         21,730           3,260  SL         HY   10     10       2,173
------------------------------------------------------------------------------------------------------------------------------------
COMPUTER SYSTEM          09/22/94        14,627        100%         14,627           2,194  SL         HY   10     10       1,463
------------------------------------------------------------------------------------------------------------------------------------
WASHERS                  09/22/94        10,657        100%         10,657           1,599  SL         HY   10     10       1,066
------------------------------------------------------------------------------------------------------------------------------------
PEDESTAL SIGN            09/22/94         6,584        100%          6,584             987  SL         HY   10     10         658
------------------------------------------------------------------------------------------------------------------------------------
ICE MACHINES             09/22/94         6,777        100%          6,777           1,017  SL         HY   10     10         678
------------------------------------------------------------------------------------------------------------------------------------
DRYERS                   09/22/94         4,125        100%          4,125             619  SL         HY   10     10         413
------------------------------------------------------------------------------------------------------------------------------------
VACUUM CLEANERS          09/22/94         3,507        100%          3,507             526  SL         HY   10     10         351
------------------------------------------------------------------------------------------------------------------------------------
MAIDS CARTS              09/22/94         1,985        100%          1,985             298  SL         HY   10     10         199
------------------------------------------------------------------------------------------------------------------------------------
DUMPSTER ENCLOSURE       09/22/94         1,800        100%          1,800             270  SL         HY   10     10         180
------------------------------------------------------------------------------------------------------------------------------------
FLAGPOLE                 09/22/94         1,800        100%          1,800             270  SL         HY   10     10         180
------------------------------------------------------------------------------------------------------------------------------------
COPIER                   09/22/94         1,506        100%          1,506             226  SL         HY   10     10         151
------------------------------------------------------------------------------------------------------------------------------------
TV SWIVELS               09/22/94         1,543        100%          1,543             231  SL         HY   10     10         154
------------------------------------------------------------------------------------------------------------------------------------
TOOLS                    09/22/94         1,187        100%          1,187             178  SL         HY   10     10         119
------------------------------------------------------------------------------------------------------------------------------------
LUGGAGE RACKS            09/22/94         1,185        100%          1,185             178  SL         HY   10     10         119
------------------------------------------------------------------------------------------------------------------------------------
LAUNDRY TRUCKS           09/22/94           716        100%            716             108  SL         HY   10     10          72
------------------------------------------------------------------------------------------------------------------------------------
FAX MACHINE              09/22/94           691        100%            691             104  SL         HY   10     10          69
------------------------------------------------------------------------------------------------------------------------------------
DEPOSITORY SAFE          09/22/94           555        100%            555              84  SL         HY   10     10          56
------------------------------------------------------------------------------------------------------------------------------------
CABINETS                 09/22/94           530        100%            530              80  SL         HY   10     10          53
------------------------------------------------------------------------------------------------------------------------------------
TIME CLOCKS              09/22/94           524        100%            524              78  SL         HY   10     10          52
------------------------------------------------------------------------------------------------------------------------------------
PHONE CONSOLE            09/22/94           450        100%            450              68  SL         HY   10     10          45
------------------------------------------------------------------------------------------------------------------------------------
SAFE DEPOSIT BOX         09/22/94           356        100%            356              54  SL         HY   10     10          36
------------------------------------------------------------------------------------------------------------------------------------
REFRIG/MICROWAVE         09/22/94           310        100%            310              47  SL         HY   10     10          31
------------------------------------------------------------------------------------------------------------------------------------
ACTIVATOR                09/22/94           307        100%            307              46  SL         HY   10     10          31
------------------------------------------------------------------------------------------------------------------------------------
SHEET FOLDER             09/22/94           201        100%            201              30  SL         HY   10     10          20
------------------------------------------------------------------------------------------------------------------------------------
TYPEWRITER               09/22/94           172        100%            172              26  SL         HY   10     10          17
------------------------------------------------------------------------------------------------------------------------------------
VCR                      09/22/94           160        100%            160              24  SL         HY   10     10          16
------------------------------------------------------------------------------------------------------------------------------------
TV STAND                 09/22/94           150        100%            150              23  SL         HY   10     10          15
------------------------------------------------------------------------------------------------------------------------------------
PLATFORM TRUCK           09/22/94           145        100%            145              22  SL         HY   10     10          15
------------------------------------------------------------------------------------------------------------------------------------
SMOKING URNS             09/22/94           135        100%            135              21  SL         HY   10     10          14
------------------------------------------------------------------------------------------------------------------------------------
MISC TELEPHONES          09/22/94           118        100%            118              18  SL         HY   10     10          12
------------------------------------------------------------------------------------------------------------------------------------
POSTING TRAYS            09/22/94           104        100%            104              15  SL         HY   10     10          10
------------------------------------------------------------------------------------------------------------------------------------
UTILITY PUMP             09/22/94           100        100%            100              15  SL         HY   10     10          10
------------------------------------------------------------------------------------------------------------------------------------
TRAY GUIDES              09/22/94            71        100%             71              11  SL         HY   10     10           7
------------------------------------------------------------------------------------------------------------------------------------
PHONE ALERT SYSTEM       09/22/94            61        100%             61               9  SL         HY   10     10           6
====================================================================================================================================

====================================================================================================================================
KEY BOX CABINET          09/22/94            56        100%             56               9  SL         HY   10     10           6
------------------------------------------------------------------------------------------------------------------------------------
TIME CARD RACK           09/22/94            37        100%             37               6  SL         HY   10     10           4
------------------------------------------------------------------------------------------------------------------------------------
MIRRORS                  09/22/94         3,522        100%          3,522             528  SL         HY   10     10         352
------------------------------------------------------------------------------------------------------------------------------------
PICTURES                 09/22/94         3,209        100%          3,209             481  SL         HY   10     10         321
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREADS               09/22/94         7,336        100%          7,336           1,101  SL         HY   10     10         734
------------------------------------------------------------------------------------------------------------------------------------
DRAPES                   09/22/94         7,117        100%          7,117           1,068  SL         HY   10     10         712
------------------------------------------------------------------------------------------------------------------------------------
CURTAIN RODS             09/22/94         2,647        100%          2,647             397  SL         HY   10     10         265
------------------------------------------------------------------------------------------------------------------------------------
INTERIOR SIGNAGE         09/22/94         3,252        100%          3,252             488  SL         HY   10     10         325
------------------------------------------------------------------------------------------------------------------------------------
CRIBS                    09/22/94           200        100%            200              30  SL         HY   10     10          20
------------------------------------------------------------------------------------------------------------------------------------
SEAT CUSHIONS            09/22/94         8,437        100%          8,437           1,266  SL         HY   10     10         844
------------------------------------------------------------------------------------------------------------------------------------
CHAIRS                   09/22/94         8,322        100%          8,322           1,248  SL         HY   10     10         832
------------------------------------------------------------------------------------------------------------------------------------
BED BASES                09/22/94         5,231        100%          5,231             785  SL         HY   10     10         523
------------------------------------------------------------------------------------------------------------------------------------
MANAGERS FURNITURE       09/22/94         1,882        100%          1,882             282  SL         HY   10     10         188
------------------------------------------------------------------------------------------------------------------------------------
LOBBY PLANTS             09/22/94           311        100%            311              47  SL         HY   10     10          31
------------------------------------------------------------------------------------------------------------------------------------
LOBBY FURNITURE          09/22/94         1,560        100%          1,560             234  SL         HY   10     10         156
------------------------------------------------------------------------------------------------------------------------------------
MATTRESSES/BOXSPRINGS    09/22/94        21,532        100%         21,532           3,230  SL         HY   10     10       2,153
------------------------------------------------------------------------------------------------------------------------------------
PAINT/VINYL WALLCOVRG    09/22/94        50,115        100%         50,115           7,518  SL         HY   10     10       5,012
------------------------------------------------------------------------------------------------------------------------------------
CARPET                   09/22/94        52,401        100%         52,401           7,860  SL         HY   10     10       5,240
------------------------------------------------------------------------------------------------------------------------------------
MIRROR                   09/22/94        13,282        100%         13,282           1,992  SL         HY   10     10       1,328
------------------------------------------------------------------------------------------------------------------------------------
BUILDING                 09/22/94     1,889,857        100%      1,889,857          61,026  SL         MM   40     39      47,246
------------------------------------------------------------------------------------------------------------------------------------
LAND IMPROVEMENTS        09/22/94        65,856        100%         65,856           4,253  SL         HY   10     15       3,293
------------------------------------------------------------------------------------------------------------------------------------
LANDSCAPING INSTALL      10/01/94         6,365        100%          6,365             384  SL         HY   10     15         318
------------------------------------------------------------------------------------------------------------------------------------
LANDSCAPING INSTALL      11/01/94         8,252        100%          8,252             465  SL         HY   10     15         413
------------------------------------------------------------------------------------------------------------------------------------
LAND                     VAR          1,542,368        100%
------------------------------------------------------------------------------------------------------------------------------------
HVAC UNITS               09/22/94       160,213        100%        160,213          24,032  SL         HY   10     10      16,021
------------------------------------------------------------------------------------------------------------------------------------
SECURITY SYSTEM          03/01/95           736        100%            736              37  SL         HY   10     10          74
------------------------------------------------------------------------------------------------------------------------------------
EXTERNAL SIGNAGE         06/01/95         8,827        100%          8,827             441  SL         HY   10     10         883
------------------------------------------------------------------------------------------------------------------------------------
VANITY TOPS              03/01/95           433        100%            433              22  SL         HY   10     10          43
------------------------------------------------------------------------------------------------------------------------------------
BUILDING-DEV. FEE        06/01/95           548        100%            548               7  SL         MM   40     39          14
------------------------------------------------------------------------------------------------------------------------------------
LAND IMPROVEMENTS        03/01/95         1,398        100%          1,398              35  SL         HY   10     15          70
------------------------------------------------------------------------------------------------------------------------------------
CHATT-EQUIPMENT          09/01/95       281,900        100%        281,900          14,095  SL         HY   10     10      28,190
------------------------------------------------------------------------------------------------------------------------------------
HAMPTON-EQUIPMENT        04/01/95       286,303        100%        286,303          14,315  SL         HY   10     10      28,630
------------------------------------------------------------------------------------------------------------------------------------
HAMPTON-FURNISHINGS      04/01/95       544,026        100%        544,026          27,201  SL         HY   10     10      54,403
------------------------------------------------------------------------------------------------------------------------------------
HAMPTON-BUILDING         04/01/95     3,426,736        100%      3,426,736          60,682  SL         MM   40     39      85,668
------------------------------------------------------------------------------------------------------------------------------------
HAMPTON-LAND IMPROV      04/01/95       219,516        100%        219,516           5,488  SL         HY   10     15      10,976
------------------------------------------------------------------------------------------------------------------------------------
CHATT-FURNISHINGS        09/01/95       190,775        100%        190,775           9,539  SL         HY   10     10      19,078
------------------------------------------------------------------------------------------------------------------------------------
CHATT-LAND               03/01/95         3,783        100%
------------------------------------------------------------------------------------------------------------------------------------
CHATT-BUILDING           09/01/95     1,929,539        100%      1,929,539          14,070  SL         MM   40     39      48,238
------------------------------------------------------------------------------------------------------------------------------------
CHATT-LAND IMPROVMNT     09/01/95       136,100        100%        136,100           3,403  SL         HY   20     15       6,806
------------------------------------------------------------------------------------------------------------------------------------
CHATT-ELEVATOR           09/01/95        27,522        100%         27,522             201  SL         MM   40     39         688
------------------------------------------------------------------------------------------------------------------------------------
HAMPTON-ELEVATOR         04/01/95        74,300        100%         74,300           1,316  SL         MM   40     39       1,858
====================================================================================================================================

====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
REPL CPU/SMK DETECTOR    02/12/96           971        100%            971                  SL         MQ   10     10          85
------------------------------------------------------------------------------------------------------------------------------------
(3) VACUUMS              03/11/96         1,026        100%          1,026                  SL         MQ   10     10          90
------------------------------------------------------------------------------------------------------------------------------------
PRINTER                  04/10/96           448        100%            448                  SL         MQ   10     10          28
------------------------------------------------------------------------------------------------------------------------------------
WATER PUMP               08/31/96         2,093        100%          2,093                  SL         MQ   10     10          78
------------------------------------------------------------------------------------------------------------------------------------
(3) TELEVISIONS          09/30/96           752        100%            752                  SL         MQ   10     10          28
------------------------------------------------------------------------------------------------------------------------------------
WATER PUMP               10/31/96         2,093        100%          2,093                  SL         MQ   10     10          26
------------------------------------------------------------------------------------------------------------------------------------
MISC EQUIPMENT           11/15/96         7,325        100%          7,325                  SL         MQ   10     10          92
------------------------------------------------------------------------------------------------------------------------------------
SECURITY SYS UPGRADE     12/31/96         1,075        100%          1,075                  SL         MQ   10     10          13
------------------------------------------------------------------------------------------------------------------------------------
REPLACE FIRE PANEL       12/31/96         2,121        100%          2,121                  SL         MQ   10     10          27
------------------------------------------------------------------------------------------------------------------------------------
(10) SEAT CUSHIONS       04/10/96           768        100%            768                  SL         MQ   10     10          48
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREADS               04/25/96         1,026        100%          1,026                  SL         MQ   10     10          64
------------------------------------------------------------------------------------------------------------------------------------
FOYER CARPET             06/10/96           662        100%            662                  SL         MQ   10     10          41
------------------------------------------------------------------------------------------------------------------------------------
(12) BEDSPREADS          09/30/96           912        100%            912                  SL         MQ   10     10          34
------------------------------------------------------------------------------------------------------------------------------------
(12) SEAT CUSHIONS       11/26/96           931        100%            931                  SL         MQ   10     10          12
------------------------------------------------------------------------------------------------------------------------------------
SAVORY TOASTER           09/30/96           754        100%            754                  SL         MQ   10     10          28
------------------------------------------------------------------------------------------------------------------------------------
LAND                                   -154,000        100%
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREAD                12/31/96           761        100%            761                  SL         MQ   10     10          10
------------------------------------------------------------------------------------------------------------------------------------
INSTALL WALKWAY          04/25/96           734        100%            734                  SL         MQ   20     15          23
------------------------------------------------------------------------------------------------------------------------------------
MISC EQUIPMENT           02/12/96         2,903        100%          2,903                  SL         MQ   10     10         254
------------------------------------------------------------------------------------------------------------------------------------
PHONE LINES              04/25/96         2,951        100%          2,951                  SL         MQ   10     10         184
------------------------------------------------------------------------------------------------------------------------------------
TELEVISIONS              09/30/96           507        100%            507                  SL         MQ   10     10          19
------------------------------------------------------------------------------------------------------------------------------------
ROCKETPORTS              10/15/96           514        100%            514                  SL         MQ   10     10           6
------------------------------------------------------------------------------------------------------------------------------------
CALL ACCTG EQUIP         12/31/96         1,262        100%          1,262                  SL         MQ   10     10          16
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREADS               06/10/96           689        100%            689                  SL         MQ   10     10          43
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREADS               09/30/96         1,490        100%          1,490                  SL         MQ   10     10          56
------------------------------------------------------------------------------------------------------------------------------------
SEAT CUSHIONS            11/26/96           935        100%            935                  SL         MQ   10     10          12
------------------------------------------------------------------------------------------------------------------------------------
BEDSPREADS               12/31/96         1,123        100%          1,123                  SL         MQ   10     10          14
------------------------------------------------------------------------------------------------------------------------------------
FRGHT-ROOFING/SIDING     02/26/96           435        100%            435                  SL         MQ   10     10          10
------------------------------------------------------------------------------------------------------------------------------------
                                     11,018,805                  9,626,654         290,549                                387,275
====================================================================================================================================

Item 3. Legal Proceedings

A complaint was filed on December 13, 1996 in the Circuit Court of Jefferson County in the state of Alabama against Microtel Inns and Suites Franchising, Inc. (an affiliate of U.S. Franchise Systems, Inc.) by Larry Owens arising from a gunshot wound Mr. Owens received during a robbery at the Partnership's hotel in Birmingham, Alabama. The Partnership was notified by U.S. Franchise Systems, Inc. that per the franchise agreement, the Partnership has an obligation to indemnify and hold U.S. Franchise Systems, Inc. harmless in connection with the above lawsuit because the claim arises directly from the franchisee's operation of the franchised business. Mr. Owens is seeking relief in the amount of $2,500,000. The Partnership has insurance coverage substantially in excess of the relief being sought. The Partnership is working with its insurance company to vigorously defend the matter.

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for the limited partnership units and it is not anticipated that any public market will exist for the units. The Partnership Agreement imposes a number of restrictions on the transferability of limited partnership units, including among others, the following: (1) an assignment may only be made on the first day of a fiscal quarter of the Partnership; (ii) limited partners desiring to assign less than all of their units must assign a sufficient number of units such that, after the assignment, both the assignor and the assignee would hold at least five units (except in cases of inheritance and family dissolution); (iii) no limited partner units may be assigned if the unit sought to be assigned, when added to the total of all other units assigned within a period of 12 consecutive months prior to the proposed date of assignment, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Internal Revenue Code (dealing with transfers of 50% or more of the outstanding interests of the Partnership); and (iv) no units may be assigned unless, in the opinion of counsel for the Partnership, such proposed assignment could not result in the characterization of the Partnership as "publicly traded" under Section 7704 of the Internal Revenue Code.

Further restrictions on the assignment of limited partnership units are imposed under state securities laws upon the residents of such states, including the requirement of certain states that the suitability standards applied to initial purchasers of the limited partnership units be applied to assignees where the assignment involves residents of such states. In addition, the current Microtel Franchise Agreement provides that no more than 10% of the total outstanding units of the Partnership may be sold, pledged or otherwise transferred by a limited partner in any single transaction without the Franchisor's prior written consent, which may not be unreasonably withheld. The current Hampton Inn License Agreement provides that for "publicly-traded equity interest," no consent of the Franchisor is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. This Franchisor has advised the Partnership that, solely for purposes of the Franchise Agreement, the limited partnership units would be considered "publicly-traded equity interests" since they will have been sold in a large real estate syndication transaction.

As of the date of this filing, there are approximately 320 limited partners owning 4,000 limited partnership units. The limited partners received distributions of $62,303 in 1994, $314,415 in 1995 and $400,000 in 1996. The
Partnership's first mortgage notes prohibit the Partnership from making distributions (I) at any time when an event of default under the mortgages or the indenture relating to the first mortgage notes has occurred and is continuing or (ii) unless it has established an adequate reserve to pay any amounts payable under the first mortgage notes during the month in which the proposed distribution is to occur.

Item 6. Management's Discussion and Analysis or Plan of Operation

The first Partnership property, a 102-room Microtel hotel in Birmingham, Alabama, opened in September, 1994. The two remaining Partnership properties opened in 1995, a 118-room Hampton Inn in Rochester, New York in April and a 100-room Microtel in Chattanooga in September.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
The major revenue source for the Partnership's properties is room revenues, which generated 94% of the operating revenues for the Partnership in 1996. Room revenues generated are dependent on a property's average occupancy and average daily rate. The three partnership properties were open for all of 1996, compared to 1995 when only one property was open for the entire year. With all three properties open, room revenues increased 52% in 1996, from $2,321,000 in 1995 to $3,532,000 in 1996.

The Birmingham Microtel Inn achieved an average occupancy of 65% in 1996 with an average daily rate of $34.07, compared to average occupancy of 67% in 1995, and an average daily rate of $32.28. The decrease in occupancy was offset by the increase in average daily rate, resulting in a room revenue increase of $9,000. Room revenues for the Birmingham Microtel Inn for 1996 had been expected to be higher than actually achieved. The Managing General Partner believes results were less than expected for two reasons. First, the room rates at the Birmingham Microtel Inn were increased in the spring, 1996, which resulted in a sharp decrease in occupancy. Also, the hotel had not been maintained properly, causing guest dissatisfaction. A new manager was hired in the spring, 1996, and has made several changes. Because of the decreased occupancy, room rates were reduced over the summer and the monthly average occupancy started improve. The housekeeping staff has been retrained and is maintaining the property much better. Hotel occupancy for the first seven months of 1996 averaged 62%, compared to 68% for the last five months of 1996. Occupancy for the first two months of 1997 has continued to be strong, resulting in room revenues for January and February, 1997 being 10% higher than January and February, 1996. The Birmingham Microtel generated approximately 23% of the Partnership's 1996 room revenues.

The Hampton Inn achieved an average occupancy of 71% for 1996 (its first full year of operation) with an average daily rate of $63.80. Room revenues for 1996 were $710,000 higher than 1995 (when the property was only open for 8 months) and $50,000 higher than budgeted for 1996. The Hampton Inn generated around 56% of the Partnership's room revenues in 1996. At the end of 1996, an 125-room Extended Stay of America hotel opened next to the Hampton Inn. The Extended Stay of America is designed for long-term stay travelers, which is not the market targeted by the Hampton Inn. However, the Extended Stay of America hotel is expected to be somewhat competitive with the Hampton Inn since the daily rates for a long-term stay customer are close to the daily rates charged at the Hampton Inn. The Managing General Partner believes that the largest impact on the Hampton Inn from the Extended Stay of America will be on room rates. The Managing General Partner expects room rates at the Hampton Inn to remain flat with the increased supply.

The average occupancy for the Chattanooga Microtel Inn for 1996 was 53.2% with an average daily rate of $38.10, was less than expected. The Managing General Partner believes that 1996 was worse than expected because of problems with the on-site hotel manager. The Partnership hired a new manager in February, 1996 and then again in October, 1996. The manager hired in October, 1996 is from the Chattanooga area and has several years of experience in the hotel industry. The new manager has instituted extensive marketing programs to build the awareness of the hotel within the Chattanooga market. Occupancies began to improve in January, 1997. The room revenues earned in January and February, 1997 increased 34% over the same period in 1996. The Chattanooga Microtel Inn generated around 21% of the Partnership's room revenues in 1996.

With three properties open for all of 1996, operating income increased from a $605,000 in 1995 (before depreciation and amortization of $483,000) to $1,073,000 in 1996 (before depreciation and amortization of $667,000). Net interest expense also increased in 1996, from $706,000 to $997,000 because all three properties were in operation in 1996. In 1996, the Partnership sold land adjacent to the Chattanooga property with a cost basis of $154,000 for $87,000 (net of sales commission), resulting in a loss of $67,000. The Partnership's net loss for 1996 was $658,000 compared to a net loss of $584,000 in 1995. The Partnership generated cash flow from operations of $240,000 in 1996, compared to a cash deficit from operations of $68,000 in 1995. The net cash used in financing and investing activities was $336,000 in 1996 causing cash to decrease $96,000. Cash was used for the payment of limited partner distributions of $400,000, and cash of $120,000 was received from limited partner capital contributions. The

Partnership expects to generate significant cash flow from operations again in 1997, especially with the improvements already being shown in the Birmingham and Chattanooga Microtel Inns.

Total assets decreased $847,000 in 1996 due primarily to the $667,000 in depreciation and amortization, the sale of land with a cost basis of $154,000 by the Chattanooga Microtel Inn and a $96,000 decrease in cash. Total liabilities increased $92,000 from an increase in accounts payable, accrued expenses and due to affiliate. Partners' equity decreased $939,000 from several factors, the payment of $400,000 in distributions to limited partners and the 1996 net loss of $658,000 which caused a decrease of $1,058,000 in partners' equity, and capital contributions of $119,000 which offset the decrease in partners' equity.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
Total assets increased $2,657,000 in 1995 as the Partnership invested $5,600,000 in real estate (primarily construction of new facilities). Although financing activities provided net cash flow of $3,300,000, total cash decreased $2,430,000 in 1995 because of investments in new facilities. In addition, accumulated depreciation and amortization increased $483,000 in 1995. Liabilities increased $2,000,000, from $8,200,000 in 1994 to $10,200,000 in 1995, primarily due to the issuance of $2,255,000 of first mortgage notes as part of the Partnership's public offering. The increase in first mortgage notes was somewhat offset by the payment of $390,000 of construction liabilities outstanding at December 31, 1994. Partners' equity increased $650,000 in 1995 from partner capital contributions of $1,551,000 (net of syndication costs of $208,000), the payment of $314,000 in distributions to limited partners and the 1995 net loss of $584,000.

For further information on the properties, please refer to Part I, Item 2. Properties.

Capital Resources and Liquidity
The Partnership expects to obtain sufficient liquidity from operations to fund all operating costs. In addition to operations, the Partnership will require liquidity to provide for repayment of outstanding debt. The Partnership's first mortgage notes in the principal amount of $10,000,000 mature on December 31, 1998. The Managing General Partner would prefer to replace the notes with conventional financing from a bank or other institutional lender. The Managing General Partner believes the environment for conventional financing for hotels has improved such that there is reasonable probability that the Partnership would be able to obtain sufficient conventional financing to replace its first mortgage notes. However, if conventional financing is not available, the Partnership can extend the maturity date of the first mortgage notes for up to two years upon payment of extension fees.

The Microtel franchise agreements require the Partnership to refurbish and upgrade its Microtel Inn hotels not more than every five years. The upgrade would include replacing soft goods such as bedspreads and drapes, new carpeting, equipment such the front desk system, telephone system and the key system. The Partnership is replacing soft goods as needed and expects it will satisfy the Microtel franchisor's requirements without any major additional expenditures. The front desk system, telephone system and key system at the Partnership's properties were new at the time the properties were constructed and are expected to meet Franchisor specifications for the next several years. Equipment such as televisions and heating and cooling units are expected to have a life of between five and ten years and can replaced as required. Not all units will need to be replaced in the same year, so that management expects that the expenditures can be spread over several years.

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At December 31, 1996, the capital reserve escrow account was $17,115.

Item 7. Financial Statements

The following Partnership financial statements are filed as part of this Report:

         Balance Sheets at December 31, 1996 and 1995
         Statements of Operations for the years ended December 31, 1996 and 1995 Statements of Changes in Partners' Capital for the years ended December 31, 1996 and 1995 Statements of Cash Flows for the years ended December 31, 1996 and 1995 Notes to Financial Statements Independent Auditors' Report

The following Managing General Partner financial statements are filed as part of this Report:

         Balance Sheets at December 31, 1996 and 1995
         Statements of Income and Changes in Retained Earnings for the years ended December 31, 1996 and 1995 Statements of Cash Flows for the years ended December 31, 1996 and 1995 Notes to Financial Statements Independent Auditors' Report

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                              Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                        [Letterhead of Peat Marwick LLP]

                          Independent Auditors' Report

The Partners
Essex Hospitality Associates III L.P.:

We have audited the accompanying balance sheets of Essex Hospitality Associates III L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Hospitality Associates III L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      /s/ KPMG PEAT MARWICK LLP


Rochester, New York
February 13, 1997

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                           December 31, 1996 and 1995


           Assets                                            1996        1995

Investments in real estate, at cost:
  Land                                                   $ 1,546,151   1,700,151
  Land improvements 438,234                                  437,500
  Buildings                                                7,247,114   7,246,679
  Furniture, fixtures and equipment                        1,941,321   1,905,227
                                                         -----------  ----------

                                                          11,172,820  11,289,557
  Less accumulated depreciation                              681,714     273,530
                                                         -----------  ----------

           Net investments in real estate                 10,491,106  11,016,027
                                                         -----------  ----------

Cash                                                          27,771     123,766
Cash - restricted                                             17,115       --

Deferred costs:
  Debt issuance                                            1,131,134   1,131,134
  Franchise fees                                              85,500      85,500
                                                         -----------  ----------
                                                           1,216,634   1,216,634
  Less accumulated amortization                              620,154     361,242
                                                         -----------  ----------

                                                             596,480     855,392
                                                         -----------  ----------
Other assets                                                 188,366     172,504
                                                         -----------  ----------
                                                         $11,320,838  12,167,689
                                                         ===========  ==========

           Liabilities and Partners' Capital

Liabilities:

  Due to affiliate                                            66,238      31,296
  Accounts payable and accrued expenses                      211,122     153,566
  Mortgage notes payable                                  10,000,000  10,000,000
                                                         -----------  ----------
           Total liabilities                              10,277,360  10,184,862
                                                         -----------  ----------

  Commitments and contingencies (notes 5, 6 and 7)

  Partners' capital, net                                   1,043,478   1,982,827
                                                         -----------  ----------
                                                         $11,320,838  12,167,689
                                                         ===========  ==========

See accompanying notes to financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations

                     Years Ended December 31, 1996 and 1995

                                                          1996          1995
                                                      -----------    ----------

Revenue:
  Rooms                                               $ 3,531,946     2,321,077
  Telephone and other commissions                         205,855       133,408
                                                      -----------    ----------
                                                        3,737,801     2,454,485
                                                      -----------    ----------

Operating expenses:
  Rooms                                                 1,012,113       729,615
  Administrative                                          367,514       262,567
  Management fees to affiliate                            214,912       142,306
  Utilities                                               205,764       124,826
  Property taxes                                          182,548        66,548
  Repairs and maintenance                                 182,103       109,191
  Advertising and promotion                               173,752       151,385
  Telephone and other commissions                         138,680       106,667
  Royalty fees                                            117,550        81,006
  Insurance                                                28,344        20,599
  Professional                                             27,064        23,811
  Miscellaneous                                            14,594        30,921
                                                      -----------    ----------
                                                        2,664,938     1,849,442
                                                      -----------    ----------

    Income before interest, depreciation and
        amortization and loss on sale of land           1,072,863       605,043

Interest:
  Income                                                    3,302        44,314
  Expense                                              (1,000,000)     (750,379)
Depreciation and amortization                            (667,096)     (483,440)
Loss on sale of land                                      (67,218)         --
                                                      -----------    ----------

    Net loss                                          $  (658,149)     (584,462)
                                                      ===========    ==========

See accompanying notes to financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                   Statements of Changes in Partners' Capital

                     Years Ended December 31, 1996 and 1995

                                  Partners' Capital (Deficit)                     Net
                              -----------------------------------    Notes     Partners'
                               General     Limited       Total     Receivable   Capital
                              ---------   ----------   ----------   --------   ----------
Balance at December 31, 1994  $  16,556    1,355,972    1,372,528    (35,726)   1,336,802

Capital contributions            18,760    1,857,250    1,876,010   (122,710)   1,753,300

Syndication costs                  --       (208,398)    (208,398)        --     (208,398)

Distributions to partners        (7,084)    (314,415)    (321,499)     7,084     (314,415)

Net loss                         (5,845)    (578,617)    (584,462)      --       (584,462)
                              ---------   ----------   ----------   --------   ----------

Balance at December 31, 1995     22,387    2,111,792    2,134,179   (151,352)   1,982,827

Capital contributions              --           --           --      118,800      118,800

Distributions to partners       (23,232)    (400,000)    (423,232)    23,232     (400,000)

Net loss                         (6,581)    (651,568)    (658,149)      --       (658,149)
                              ---------   ----------   ----------   --------   ----------

Balance at December 31, 1996  $  (7,426)   1,060,224    1,052,798     (9,320)   1,043,478
                              =========   ==========   ==========   ========   ==========

See accompanying notes to financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     Years Ended December 31, 1996 and 1995

                                                      1996             1995
                                                  -----------       ----------
 Cash flows from operating activities:
   Cash received from customers                    $ 3,796,978        2,373,174
   Cash paid to vendors and employees               (2,560,672)      (1,734,974)
   Interest received                                     3,302           44,314
   Interest paid                                    (1,000,000)        (750,379)
                                                   -----------       ----------

      Net cash provided by
         (used in) operating activities                239,608          (67,865)
                                                   -----------       ----------

 Cash flows from investing activities:
   Increase in cash - restricted                       (17,115)            --
   Investments in real estate                          (37,263)      (5,663,984)
   Franchise fees paid                                    --            (25,000)
   Decrease (increase) in other assets                     (25)          73,125
                                                   -----------       ----------

      Net cash used in investing activities            (54,403)      $5,615,859)
                                                   -----------       ----------

 Cash flows from financing activities:
   Proceeds from mortgage notes payable                   --          2,255,000
   Debt issuance costs                                    --           (226,838)
   Partners' capital contributions                     142,032        1,760,384
   Syndication costs                                      --           (208,398)
   Distributions to partners                          (423,232)        (321,499)
                                                   -----------       ----------

      Net cash provided by (used in)
         financing activities                         (281,200)       3,258,649
                                                   -----------       ----------

      Net decrease in cash                             (95,995)      (2,425,075)

 Cash - beginning of year                              123,766        2,548,841
                                                   -----------       ----------
 Cash - end of year                                $    27,771          123,766
                                                   ===========       ==========

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows, Continued

                                                             1996        1995
                                                           ---------   --------

Reconciliation of net loss to net cash flows
  from operating activities:
    Net loss                                               $(658,149)  (584,462)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
            Depreciation and amortization                    667,096    483,440
            Loss on sale of land                              67,218       --
            Cash provided (used) by changes in:
                Other assets                                  70,945   (112,325)
                Due to affiliate                              34,942     31,296
                Accounts payable and accrued expenses         57,556    114,186
                                                           ---------   --------

                   Net cash provided by (used in)
                      operating activities                 $ 239,608    (67,865)
                                                           =========   ========

Supplemental schedule for noncash investing and
  financing activities:
    Receivable from sale of land                              86,782       --
    Notes received from general and limited partners       $    --      122,710
                                                           =========   ========

See accompanying notes to financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1996 and 1995

(1) Organization

      Essex Hospitality Associates III L.P. (the Partnership) is a Delaware limited partnership formed in August 1993 for the purpose of purchasing, leasing or subleasing undeveloped land and constructing, owning and operating up to four new Hampton Inn, Homewood Suites or Microtel hotels under franchises or licenses to be obtained from those national lodging chains. The Partnership financed its activities through a public offering of notes and limited partnership units. Microtel hotels were constructed in Birmingham, Alabama and Chattanooga, Tennessee which began operations in September 1994 and September 1995, respectively. In April 1995, construction of a Hampton Inn hotel in Rochester, New York was completed and the hotel began operations. The Partnership does not anticipate raising additional capital and, therefore, no additional hotels are expected to be developed.

      The Partnership's general partners are Essex Partners Inc. (Essex Partners), a subsidiary of Essex Investment Group, Inc. (Essex), and John
      E. Mooney, President of Essex Partners and Essex. Management of the Partnership and the hotels is the sole responsibility of Essex Partners.

      The following is a general description of the allocation of income and loss. For a more comprehensive description see the Partnership Agreement:

            Income from operations will be allocated 99% to the limited partners and 1% to the general partners until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partners. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to his or her pro rata share of the nondeductible syndication expenses and sales commissions and 1% to the general partners. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.

            Losses from operations will be allocated 80% to the limited partners and 20% to the general partners in the amounts sufficient to offset all income, if any, which was allocated 80% to the limited partners. Thereafter, operating losses are allocated 99% to the limited partners and 1% to the general partners. Loss on the sale of any or all of the hotels will be first allocated in the same manner as losses from operations, except that the allocation of such loss would be made prior to allocations of income from operations. All other losses are allocated 99% to the limited partners and 1% to the general partners.

            In 1995 and 1996 losses from operations were allocated 99% to the limited partners and 1% to the general partners.


                                        1                            (Continued)

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(1) Organization (continued)

      Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have received the minimum cumulative return of 8% due through December 31, 1996.

      Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing, and other filing costs of $491,473. Cumulative distributions to limited partners through December 31, 1996 were $776,718.

      Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and the acquisition and development of the hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners (see note 5).

(2) Summary of Significant Accounting Policies

      Basis of Accounting

      The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

      Investments in Real Estate

      Investments in real estate are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

      Deferred Costs

      Costs of issuing the mortgage notes payable are amortized on a straight-line basis over the term of the notes.

      Franchise fees paid for the right to own and operate the hotels are amortized on a straight-line basis over the term of each franchise agreement, beginning when a hotel is placed in service.


                                        2                            (Continued)

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Income Taxes

      No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

      Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain amounts in the prior year's financial statements were reclassified to conform with the current year's presentation.

(3) Sale of Land

      In 1996, the Partnership sold land adjacent to the hotel with final settlement in January 1997 of $86,782. A loss of $67,218 was recognized on the transaction.

(4) Mortgage Notes Payable

      Mortgage notes payable bear interest at a rate of 10% per annum and mature December 31, 1998, unless extended by the Partnership to December 31, 1999 upon payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon payment of an extension fee equal to 1% of the principal amount outstanding. The notes are secured by first mortgages on the hotels and underlying land.

      For the year ended December 31, 1995, interest of $186,871 was capitalized in investments in real estate as the notes were used to finance construction of the hotels. No interest was capitalized in 1996.


                                        3                            (Continued)

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(5) Franchise, Royalty and Marketing Fees

      The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel hotels are opened for business by franchisees and to 3.5% in the event 100 or more Microtel hotels are opened. In 1996, The Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to Microtel hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty fees totaled $39,027 in 1996 and $26,809 in 1995 and advertising fees were $14,600 in 1996. No advertising fees were incurred in 1995.

      The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty fees of $78,523 in 1996 and $54,197 in 1995. Marketing/reservation fees included in advertising and promotion expense totaled $78,523 in 1996 and $50,179 in 1995.

      Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account at December 31, 1996 was $17,115; no reserve was required at December 31, 1995.

      The franchise agreements impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.


                                        4                            (Continued)

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(6) Related Party Transactions

      A summary of the fees earned by Essex Partners or its affiliates in 1996 and 1995 under the terms of the Partnership agreement follows:

    Type of Fee                 Amount of Fee                  1996       1995
    -----------                 -------------                  ----       ----

Selling Commission    Up to $80 per limited partnership
                      unit and $55 per $1,000 note sold      $   --      265,475

Organization and      Up to 3.4% of the gross proceeds
  Offering Fee        of the offering                            --      139,817

Development Fee       Up to $140,000 per hotel, plus
                      5% of the total cost of the hotel in
                      excess of $2 million (not to exceed
                      $300,000 per hotel)                        --      204,684

Property Management   4.5% of gross operating revenues
  Fee                 from the hotels                         168,192    110,318

Partnership           1.25% of gross operating revenues
  Management Fee      from the hotels                          46,720     31,988

Accounting Fee        $2,025 per month                         24,300     16,875
                                                             --------    -------
                                                             $239,212    769,157
                                                             ========    =======

      Organization and offering fees are allocated between syndication costs and debt issuance costs based on the pro-rata share of limited partners' units and notes payable to the total offering.


                                        5                            (Continued)

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(6) Related Party Transactions (continued)

      The above fees are reflected in the accompanying financial statements as follows:

                                                           1996           1995
                                                         --------        -------

 Balance sheets:
    Investment in real estate                            $   --          204,684
    Deferred debt issuance costs                             --          200,695
    Syndication costs, charged to
    partners' capital                                        --          204,597
 Statements of operations:
    Management fees to affiliate                          214,912        142,306
    Administrative                                         24,300         16,875
                                                         --------        -------

                                                         $239,212        769,157
                                                         ========        =======

      In addition, Essex Partners will receive refinancing fees equal to 1% of the gross proceeds from any refinancing of the hotels and a sales fee of up to 3% of the gross price if the hotel is sold.

(7) Contingency

      The Partnership is involved in a litigation matter arising from the normal course of business. In management's opinion, resolution of the litigation will not materially effect the Partnership's financial position or results of operations.

                               ESSEX PARTNERS INC.
                          (A Wholly Owned Subsidiary of
                          Essex Investment Group, Inc.)

                              Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report





The Board of Directors of
Essex Partners Inc.:


We have audited the accompanying balance sheets of Essex Partners Inc. (a wholly owned subsidiary of Essex Investment Group, Inc.) as of December 31, 1996 and 1995, and the related statements of income and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Partners Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick, LLP


Rochester, New York
February 21, 1997

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                                 Balance Sheets

                           December 31, 1996 and 1995


           Assets                                               1996           1995
           ------                                               ----           ----
        Current assets:
           Cash and cash equivalents                            $   84,643    915,433
           Advances receivable from partnerships                   815,825    355,546
           Prepaid and other                                         5,682     33,391
                                                                ----------  ---------

                     Total current assets                          906,150  1,304,370

        Noncurrent receivables from partnerships                   533,825    210,927
        Investments in partnerships                                506,224    415,257
        Deferred tax asset                                          48,000     48,000
        Office furniture and equipment, less accumulated
           depreciation of $74,560 in 1996 and $49,162 in 1995      87,479    100,466
                                                                ----------  ---------

                                                                $2,081,678  2,079,020
                                                                ==========  =========

           Liabilities and Stockholder's Investment

        Current liabilities:
           Accounts payable and accrued expenses                    40,504    185,380
           Due to affiliates, net                                  216,006        -
                                                                ----------  ---------

                      Total current liabilities                    256,510    185,380

        Accrued partnership contributions                           91,770    163,542
                                                                ----------  ---------

                                                                   348,280    348,922
                                                                ----------  ---------

        Commitments and contingencies (note 6)

        Stockholder's investment:
           Common stock, par value $.01, authorized 2,000,000
              shares; 100 shares issued and outstanding                  1          1
           Paid-in capital                                             999        999
           Retained earnings                                     1,732,398  1,729,098
                                                                ----------  ---------

                      Total stockholder's investment             1,733,398  1,730,098
                                                                ----------  ---------

                                                                $2,081,678  2,079,020
                                                                ==========  =========

 See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

              Statements of Income and Changes in Retained Earnings

                 For the years ended December 31, 1996 and 1995



                                                             1996         1995
                                                             ----         ----
Revenues:
  Organization, property acquisition, disposition
    and development fees                                 $   652,156    1,269,313
  Management and administrative fees                       1,139,551      995,237
  Equity income (loss) of partnerships                       (11,290)      29,752
                                                         -----------    ---------

         Total revenues                                    1,780,417    2,294,302
                                                         -----------    ---------

Operating expenses:
  Personnel                                                1,136,218    1,192,018
  Office operations                                          170,883      151,749
  Occupancy                                                  143,666      117,711
  Sales and marketing                                         51,280      164,217
  Professional fees                                           57,594       51,626
  Provision for losses on receivables from partnerships      210,653      155,212
                                                         -----------    ---------

         Total operating expenses                          1,770,294    1,832,533
                                                         -----------    ---------

         Income from operations                               10,123      461,769
                                                         -----------    ---------

Other income (expense):
  Interest income                                             75,920       30,942
  Interest expense                                           (80,743)    (102,282)
  Loss on sale of hotel franchise rights                         -       (150,000)
                                                         -----------    ---------

                                                              (4,823)    (221,340)
                                                         -----------    ---------
         Income before income taxes
            and extraordinary item                             5,300      240,429

Income taxes                                                   2,000      111,000
                                                         -----------    ---------

         Income before extraordinary item                      3,300      129,429

Extraordinary item - gain on forgiveness of debt,
  net of income tax expense of $40,000                           -         60,000
                                                         -----------    ---------

         Net income                                            3,300      189,429

Retained earnings, beginning of year                       1,729,098    1,552,069
Adjustment pursuant to tax sharing arrangement                   -        137,600
Dividend to parent                                               -       (150,000)
                                                         -----------    ---------

Retained earnings, end of year                           $ 1,732,398    1,729,098
                                                         ===========    =========

See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                            Statements of Cash Flows

                 For the years ended December 31, 1996 and 1995


                                                             1996        1995
                                                             ----        ----

Cash flows from operating activities:
   Net income                                            $     3,300    189,429
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity (income) loss of partnerships                 11,290    (29,752)
         Depreciation                                         25,397     23,328
         Provision for losses on receivables from
            partnerships                                     210,653    155,212
         Loss on sale of hotel franchise rights                  -      150,000
         Deferred income taxes                                   -      (48,000)
         Adjustment pursuant to tax sharing arrangement          -      137,600
         Extraordinary gain on forgiveness of debt               -     (100,000)
         Cash provided (used) by changes in:
            Prepaid and other current assets                  27,709    (24,920)
            Accounts payable and accrued expenses           (144,876)   166,896
            Accrued partnership contributions                (71,772)    (9,026)
                                                         -----------    -------

         Net cash provided by operating activities            61,701    610,767
                                                         -----------    -------

Cash flows from investing activities:
   Advances to partnerships, net                            (993,830)  (116,849)
   Investments in partnerships                              (242,500)  (112,219)
   Distributions from partnerships                           140,243     54,831
   Purchase of office furniture and equipment                (12,410)   (25,516)
   Proceeds from sale of hotel franchise rights                  -      225,000
                                                         -----------    -------

         Net cash provided by (used in)
            investing activities                          (1,108,497)    25,247
                                                         -----------    -------

Cash flows from financing activities:
   Advances from affiliates, net                             216,006     87,038
   Repayment of debt                                             -     (175,000)
   Dividend to parent                                            -     (150,000)
                                                         -----------    -------

         Net cash provided by (used in)
            financing activities                             216,006   (237,962)
                                                         -----------    -------

         Net increase (decrease) in cash and
            cash equivalents                                (830,790)   398,052

Cash and cash equivalents, beginning of year                 915,433    517,381
                                                         -----------    -------

Cash and cash equivalents, end of year                   $    84,643    915,433
                                                         ===========    =======

                                                                     (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                       Statements of Cash Flows, Continued


                                                             1996          1995
                                                             ----          ----

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $86,859       102,282
                                                           =======       =======


 See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements

                           December 31, 1996 and 1995


(1)  Description of Business and Summary of Significant Accounting Policies

     Essex Partners Inc. (the Company) is the managing general partner of real estate partnerships. In addition to revenues earned as an investor, the Company receives management, administrative, development and other fees for services rendered to the partnerships.

     The Company's parent, Essex Investment Group, Inc. (Essex), is an integrated financial services and real estate company that develops and markets a broad range of investment and insurance products and services for individuals, businesses and individual pension accounts.

     Cash Equivalents

     Cash equivalents consist of money market accounts.

     Investments in Partnerships

     Investments in partnerships are accounted for by the equity method. Any initial partnership capital contribution required by the Company which is payable out of future distributions to the Company is accrued.

     Income Taxes

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period which includes the enactment date.

     The Company is included in the consolidated federal and combined New York State income tax returns of Essex. Essex allocates current federal and state income taxes on a prorata basis to only its subsidiaries which have taxable income. Any difference between current income taxes determined on a separate company basis in accordance with the asset and liability method and the amount allocated to the Company by Essex is reflected as an adjustment of retained earnings.






                                          1                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(1) Description of Business and Summary of Significant Accounting Policies (continued)

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Partnership Investments and Advances Receivable

     The Company is a general partner in partnerships which primarily own and operate hotels, apartment buildings and manufactured home communities. The Company also earns fees in connection with providing organization, financing, acquisition, development, management, administration and due diligence services to those partnerships. Such fees totaled $1,726,426 in 1996 and $2,192,192 in 1995.

     The Company makes operating advances to those partnerships as well as in connection with the acquisition and construction of real estate. Such receivables, which are generally due on demand and unsecured, are summarized as follows at December 31, 1996 and 1995:

            Partnership                                1996      1995
            -----------                                ----      ----

        Essex - Ashford River Oaks L.P.:
        Mortgage note                              $  270,000      -
        Advances                                      472,372  267,086
        Essex Microtel LeRay L.P.                     313,084      -
        Essex Geneseo Associates L.P.                 173,293  101,211
        Essex Albion Credits L.P.                         -    168,107
        Others                                        360,901  270,069
                                                   ----------  -------
                                                    1,589,650  806,473

        Less allowance for uncollectible advances     240,000  240,000
                                                   ----------  -------
                                                    1,349,650  566,473

        Less current portion                          815,825  355,546
                                                   ----------  -------

                                                   $  533,825  210,927
                                                   ==========  =======




                                          2                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(2)  Partnership Investments and Advances Receivable (continued)

     Essex - Ashford River Oaks L.P. (River Oaks) owns and operates a 300-site manufactured home community in Springfield, Illinois which the Company began managing in September 1995. River Oaks has experienced deficit operating cash flow. The Company has advanced $742,372 to fund operations, debt service requirements and capital improvements. During 1996, the Company secured $270,000 of the $742,372 advance with a second mortgage. The mortgage is receivable on demand with interest only due monthly at prime plus 1% per annum (9.25% at December 31, 1996). Although no repayment terms have been set, management of the Company expects to receive repayment of substantially all amounts in 1997 upon completion of a securitized debt offering by River Oaks. Summarized financial information for River Oaks as of and for the years ended December 31, 1996 and 1995 follows:

                              1996          1995
                              ----          ----

        Assets            $ 2,530,000    2,978,000
        Liabilities         2,380,000    2,660,000
        Partners capital      150,000      318,000
        Revenue               370,000      389,000
        Net loss             (168,000)    (157,000)

     The Company also guarantees certain indebtedness of River Oaks (see note
     6).

     Essex Microtel LeRay L.P. (LeRay) owns and operates a 100-room Microtel hotel located in LeRay, New York. During 1996, the Company advanced $313,084 to LeRay, primarily to reduce outstanding mortgage debt. No repayment terms have been set and management of the Company does not expect to receive repayment until ultimate disposition of the property. Summarized financial information for LeRay as of and for the years ended December 31, 1996 and 1995 follows:

                              1996          1995
                              ----          ----

        Assets            $ 2,170,000    2,240,000
        Liabilities         1,780,000    1,629,000
        Partners capital      390,000      611,000
        Revenue               577,000      698,000
        Net loss             (221,000)    (128,000)

(3)  Hotel Franchise Rights

     In 1994, the Company purchased rights to 15 Microtel hotel franchises for $375,000 in exchange for cash of $100,000 and a noninterest-bearing note payable for $275,000. During 1995, the Company sold one franchise right for $25,000 to an affiliate and the remaining 14 rights were resold to the franchiser for $200,000, resulting in a loss of $150,000. The Company repaid $175,000 of the related noninterest-bearing note payable and the remaining $100,000 was forgiven, resulting in an extraordinary gain of $60,000, net of the related income tax effect of $40,000.

                                          3                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements

(4)  Related Party Transactions

     The Company provides management and administrative services under contracts with several other entities owned by officers of Essex, earning fees of $65,281 in 1996 and $72,358 in 1995.

     Essex allocated interest expense to the Company of $80,743 in 1996 and $102,282 in 1995.

(5)  Income Taxes

     Total income taxes for 1996 and 1995 were allocated as follows:

                                 1996     1995
                                 ----     ----

        Income from operations  $2,000  111,000
        Extraordinary item         -     40,000
                                ------  -------
                                $2,000  151,000
                                ======  =======

     The components of income tax expense attributable to income from operations are as follows:

                     Current   Deferred    Total
                     -------   --------    -----

        1996:
           Federal  $  1,500        -       1,500
           State         500        -         500
                    --------    -------   -------
                    $  2,000        -       2,000
                    ========    =======   =======

        1995:
           Federal   119,800    (38,500)   81,300
           State      39,200     (9,500)   29,700
                    --------    -------   -------
                    $159,000    (48,000)  111,000
                    ========    =======   =======






                                          4                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(5)  Income Taxes (continued)

     The difference between income tax expense and the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes and extraordinary item is primarily attributable to state income taxes.

     In 1996 and 1995, Essex allocated $2,000 and $21,400 of consolidated current income tax expense to the Company pursuant to the inter-company tax sharing arrangement. The difference between current income taxes allocated to the Company under the tax sharing arrangement in 1995 and the amount reflected above in accordance with the asset and liability method is reflected in the accompanying statement of changes in retained earnings as adjustments to retained earnings.

     At both December 31, 1996 and 1995 the deferred tax asset of $96,000 results from temporary differences related to the allowance for uncollectible receivables from partnerships, less a valuation allowance of $48,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance at December 31, 1996.








                                          5                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(6)  Commitments and Contingencies

     As the general partner in several partnerships, the Company may, subject to partnership agreement restrictions, be held liable for all recourse debt and obligations of such partnerships to the extent that the obligations are not otherwise funded. The amounts of such contingent liabilities include guarantees of the following partnership obligations at December 31, 1996:


        Essex - Ashford River Oaks L.P.

        Subordinated notes payable to private investors, secured by
        a third mortgage on the property                                       $1,000,000

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                              600,000

        Essex Microtel Lehigh L.P.

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                            2,600,000

        Essex Geneseo Associates L.P.

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                            2,983,350

        Essex Real Estate Partnership Notes

        Mortgage notes payable, secured by first mortgage on certain
        properties                                                                976,000

        Essex Glenmaura L.P.

        Subordinated notes payable to private investors, secured by
        a second mortgage on the property                                       1,500,000

        Essex Mobile Home Properties IX L.P.

        Subordinated notes payable to private investors, secured by
        a second mortgage on the property                                       1,200,000

        Greenport L.L.C

        Mortgage payable to bank, secured by a first mortgage on the property     135,000

                                          6                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(6)  Commitments and Contingencies (continued)

     In February 1997, the Company guaranteed a $5,000,000 mortgage payable to a bank for Essex Glenmaura L.P. The loan is secured by a first mortgage on the property.

     Although there is no current plan or intention to do so, the capital of the Company is available for withdrawal by Essex. Summarized consolidated financial information for Essex as of and for the years ended December 31, 1996 and 1995 follows:

                                         1996        1995
                                         ----        ----

        Assets                      $ 6,400,000  5,100,000
        Liabilities                   5,200,000  4,700,000
        Total stockholders' equity    1,200,000    400,000
        Revenue                      13,900,000  9,200,000
        Net income                      400,000    300,000

     The Company guarantees a term note payable of Essex to a bank of $645,000 at December 31, 1996.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with
        Section 16 of the Exchange Act

The Partnership is managed by the Managing General Partner, Essex Partners Inc. The Managing General Partner is a wholly-owned subsidiary of Essex Investment Group, Inc. ("Essex"). Essex was formed in January, 1987. Mr. John E. Mooney, the President of the Managing General Partner and Essex, is also a General Partner of the Partnership.

The directors and executive officers of the Managing General Partner, as of March, 1997, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

      NAME              AGE   POSITION
      ----              ---   --------
John E. Mooney           52   President, Chief Executive Officer and Director
Jerald P. Eichelberger   53   Executive Vice President, Secretary and Director
Thomas W. Blank          48   Senior Vice President, Chief Operating Officer of
                              the Hotel Division and Director
Richard C. Brienzi       39   Senior Vice President, Treasurer, Chief Operating
                              Officer of the Multi-Family Division and Director
Barbara J. Purvis        43   Senior Vice President and Director
David J. Whitaker        54   Vice President and Director

Mr. Mooney has been the President, Chief Executive Officer and a Director of the Managing General Partner since its formation in December, 1986. Mr. Mooney is also the President, Chief Executive Officer and a Director of Essex, and has served in that capacity since its formation in January, 1987. His investment experience includes serving as an individual general partner of over 45 real estate limited partnerships, 10 oil and gas limited partnerships, and 3 venture funds. He is a Director of Moscom Corporation, Performance Technologies, Inc., and County of Monroe Industrial Development Agency and is Chairman of the Executive Committee of Genesee Capital, Inc., a Small Business Investment Company in the Rochester, New York area.

Mr. Eichelberger has been the Executive Vice President and Director of the Managing General Partner since its formation in December, 1986. Mr. Eichelberger has also been an Officer and Director of Essex since its formation in January, 1987. Mr. Eichelberger has been an individual general partner in seven real estate limited partnerships, one oil and gas partnership, and one venture capital fund. He is a Director of Genesee Capital, Inc..

Mr. Blank joined Essex in July, 1990, was appointed Vice President of the Managing General Partner and Essex in January, 1991 and a Director in 1995. Mr. Blank is responsible for Essex's Hotel Division and directly oversees all hotel development and construction activities.

Mr. Brienzi joined Essex in April of 1993, and was appointed Vice President, Treasurer and Chief Financial Officer in September, 1993 and appointed a Director in 1995. Prior to joining Essex, from 1988 to 1993, he was the Chief Financial Officer of DiMarco Constructors Corporation. While at DiMarco he established Baldwin Real Estate Corp., a subsidiary which manages the properties of the DiMarco Group. He is a member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and Construction Financial Management Association.

Ms. Purvis has been a Vice President and Director of the Managing General Partner and Essex since their formation. She is a Director of Genesee Capital, Inc. and serves on the boards of several not-for-profit agencies.

Mr. Whitaker has been a Vice President and Director of the Managing General Partner and Essex since their formation. Mr. Whitaker is currently the compliance officer for the financial services division of Essex. Mr. Whitaker is the chairman of the board of Bearium Metals Corporation and is past president of the Al Sigl Center and The Rochester Friendly Home.

Other significant employees of the Managing General Partner, as of March, 1997, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

    NAME              AGE        POSITION
    ----              ---        --------
James A. Young         47        First Vice President Hotel Operations

Lorrie L. LoFaso       39        Vice President and  Assistant Secretary

Mr. Young joined Essex in August of 1993, and is responsible for hotel management and operations. Mr. Young was appointed Vice President in September, 1993. From 1990 to 1993 he worked for the Georgetown University, first as General Manager of the Georgetown University Hotel and Conference Center, then as Executive Director of Auxiliary Services of Georgetown University. Prior to joining Georgetown University, from 1983 to 1990, he was Area Manager for Courtyard by Marriott.

Ms. LoFaso joined Essex in June, 1989, was elected a Vice President of Essex and the Managing General Partner in January, 1991, and appointed to the position of Assistant Secretary of the Managing General Partner in March, 1990. Ms. LoFaso is responsible for the financial control of the Hotel Division's properties.

Each officer and director of the Managing General Partner is elected for a one year term and until his or her successor is elected and has qualified. There are no arrangements between any officer or director and any other person pursuant to which he or she was elected as an officer or director of the Managing General Partner.

The Partnership does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

The Partnership has approximately 80 employees who work at the three Partnership hotels. The Partnership and its hotel properties are managed by its Managing General Partner. The Partnership has not paid (or accrued) any cash or other compensation to any executive officer of the Managing General Partner for services rendered to the Partnership during the year ended December 31, 1996. The Partnership has no pension, option or other benefit plans and no cash or non-cash compensation was paid or distributed, or is proposed to be paid or distributed in the future, by the Partnership to any executive officer of the Managing General Partner pursuant to any benefit plan.

The Managing General Partner is the property manager for each of the Partnership's properties. The management agreements describe the property manager's responsibilities and fees. Under the management agreements, the Managing General Partner receives a monthly management fee of 4.5% of gross revenues, and a monthly accounting fee of $675 from each property. Total fees paid under the management agreements in 1996 were $192,500.

The Managing General Partner also receives a partnership management fee of 1.25% of gross revenues under section 4.07 of the Partnership Agreement. Total partnership management fees in 1996 were $47,000.

The amount of fees payable by the Partnership to the Managing General Partner and its affiliates are described in Section 4.07 of the Partnership Agreement. The rules governing the reimbursement of expenses of the Partnership are set forth in Section 4.10 of the Partnership Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

There are no partners which own at least a 5% interest in the Partnership.

The following table sets forth the interests in the Partnership held by executive officers and directors of the Managing General Partner as of March 17, 1997:

                               Name and Address of
Title of Class                   Beneficial Owner                   Percentage
--------------                 -------------------                  ----------

6 limited partnership units    Jerald P. Eichelberger (1)               .2%
                               22 Autumn Wood
                               Rochester, New York   14624

General Partner interests      Essex Partners and
                               John E. Mooney                            1%
                               100 Corporate Woods
                               Rochester, New York   14623

(1) These partnership units are held by family members of Mr. Eichelberger. Mr. Eichelberger disclaims ownership of these units.

The Managing General Partner is a wholly-owned subsidiary of Essex. Essex possesses the sole voting and dispositive power with respect to the common stock of the Managing General Partner beneficially owned by it.

Item 12. Certain Relationships and Related Transactions

The Managing General Partner and Essex Capital Markets Inc., an affiliate of the Managing General Partner, have received (or accrued) certain fees and reimbursements from the Partnership for the years ended December 31, 1996 and 1995:

Type of Fee                    Amount of Fee                                1996        1995
-----------                    -------------                                ----        ----
Development fee to the         Up to $140,000 per hotel, plus 5%           $  --       204,684
Managing General Partner       of the total cost of the hotel in
                               excess of $2 million (not to exceed
                               $300,000 per hotel)

Selling commissions to Essex   Up to $80 per limited partnership           $  --       265,475
Capital Markets Inc.           unit and $55 per $1,000 note sold

Organization and               Up to 3.4% of the gross proceeds of         $  --       139,817
Offering fee to the            the offering
Managing General Partner

Property management fees       4.5% of gross revenues of the properties    $168,192    110,318

Part IV

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits and Index of Exhibits

Exhibit Number    Description
--------------    -----------

    3-1*          Certificate of Incorporation of Essex Partners Inc. (Filed as
                  Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    3-2* By-laws of Essex Partners Inc. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    3-3* Certificate of Limited Partnership of Essex Hospitality Associates III L.P. (Filed as Exhibit 3(b) to the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33- 67848)

    4-1* Form of Amended and Reinstated Limited Partnership Agreement of Essex Hospitality Associates III L.P. (Filed as Exhibit A to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-2* Escrow Agreement, dated November 17, 1993, between Essex Hospitality Associates III L.P. and Manufacturers and Traders Trust Company. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    4-3* Form of Subscription Agreement (Filed as Exhibit C to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-4* Indenture, dated as of November 1, 1993, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's 10% First Mortgage Notes. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    4-5* Form of 10% First Mortgage Note (Filed as Exhibit B to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-6* Form of Guaranty of Completion (Filed as Exhibit D to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-1* Form of Dealer Manager Agreement between Essex Hospitality Associates III L.P. and Essex Capital Markets Inc. (Filed as
                  Exhibit 1(a) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-2* Form of Franchise Agreement to be entered into between Essex Hospitality Associates III L.P. and Microtel Franchise and Development Corporation (Filed as Exhibit 28(a) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-3* Form of Management Agreement to be entered into between Essex Hospitality Associates III L.P. and Essex Partners Inc. (Filed as Exhibit 28(d) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-4* Real Estate Purchase Contract for the Birmingham, Alabama sites, dated as of October 1, 1993, between Essex Partners Inc. and Farris, Harden & Associates, Inc. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-5* Fee Mortgage and Security Agreement, dated December 30, 1993, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Birmingham property. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-6* Real Estate Purchase Contract for one of the Chattanooga sites, dated as of December 15, 1993, between Essex Partners and Clifford E. Colbaugh and Linda C. McDaniel. (Filed as
                  Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-7* Real Estate Purchase Contract for one of the Chattanooga sites, dated as of December 15, 1993, between Essex Partners and Robert W. Myers, Executor of the James E. Myers Estate. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-8* Option Agreement for the Rochester, New York site, dated as of August 25, 1993, between Essex Partners and Center Place Associates. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-9* Form of License Agreement to be entered into between Essex Hospitality Associates III L.P. and the Hampton Inn Hotel Division of Embassy Suites, Inc. (Filed as Exhibit 28(C) to the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-10* Fee Mortgage and Security Agreement, dated June 28, 1994, as modified on March 30, 1995, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Rochester, New York property.

    10-11* Fee Mortgage and Security Agreement, dated December 30, 1994, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Chattanooga, Tennessee property.

    10-12* Construction contract for the Birmingham property, dated April 1, 1994 between the Partnership and Potter Builders, Inc.

    10-13* Construction contract for the Rochester property, dated August 15, 1994 between the Partnership and DiMarco Constructors, Inc.

    10-14* Construction contract for the Chattanooga property, dated , 1995 between the Partnership and Bunkoff General Contractors.

    27            Financial Data Schedule

(b) No Form 8-K was filed during the quarter ended December 31, 1996.

*   Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of New York on March 24, 1997.

                                    ESSEX HOSPITALITY ASSOCIATES III L.P.
                                    By:  Essex Partners Inc.
                                    Its: Managing General Partner

                                    By:  /s/John E. Mooney
                                    -------------------------------------
                                         John E. Mooney
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:    March 24, 1997            Principal Executive Officer of
                                    Managing General Partner:


                                        /s/ John E. Mooney
                                    ------------------------------------
                                    John E. Mooney
                                    President and Chief
                                    Executive Officer


Dated:    March 24, 1997            Principal Financial and Accounting
                                    Officer of Partnership


                                        /s/ Lorrie L. LoFaso
                                    ------------------------------------
                                    Lorrie L. LoFaso
                                    Principal

                                    The Board of Directors of Managing
                                    General Partner:


Dated:    March 24, 1997               /s/ John E. Mooney
                                    ------------------------------------
                                    John E. Mooney, Director


Dated:    March 24, 1997               /s/ Jerald P. Eichelberger
                                    ------------------------------------
                                    Jerald P. Eichelberger, Director


Dated:    March 24, 1997               /s/ David J. Whitaker
                                    ------------------------------------
                                    David J. Whitaker, Director


Dated:    March 24, 1997               /s/ Barbara J. Purvis
                                    ------------------------------------
                                    Barbara J. Purvis, Director


Dated:    March 24, 1997               /s/ Thomas W. Blank
                                    ------------------------------------
                                    Thomas W. Blank, Director


Dated:    March 24, 1997               /s/ Richard C. Brienzi
                                    ------------------------------------
                                    Richard C. Brienzi, Director

                                    The Individual General Partner of
                                    Essex Hospitality Associates III L.P.:


Dated:    March 24, 1997               /s/ John E. Mooney
                                    ------------------------------------
                                    John E. Mooney, General Partner

                                EXHIBIT INDEX
                                -------------




  Exhibit
    No.                             Description
  -------                           -----------

    3-1*          Certificate of Incorporation of Essex Partners Inc. (Filed as
                  Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    3-2* By-laws of Essex Partners Inc. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    3-3* Certificate of Limited Partnership of Essex Hospitality Associates III L.P. (Filed as Exhibit 3(b) to the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33- 67848)

    4-1* Form of Amended and Reinstated Limited Partnership Agreement of Essex Hospitality Associates III L.P. (Filed as Exhibit A to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-2* Escrow Agreement, dated November 17, 1993, between Essex Hospitality Associates III L.P. and Manufacturers and Traders Trust Company. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    4-3* Form of Subscription Agreement (Filed as Exhibit C to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-4* Indenture, dated as of November 1, 1993, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's 10% First Mortgage Notes. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    4-5* Form of 10% First Mortgage Note (Filed as Exhibit B to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    4-6* Form of Guaranty of Completion (Filed as Exhibit D to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-1* Form of Dealer Manager Agreement between Essex Hospitality Associates III L.P. and Essex Capital Markets Inc. (Filed as
                  Exhibit 1(a) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-2* Form of Franchise Agreement to be entered into between Essex Hospitality Associates III L.P. and Microtel Franchise and Development Corporation (Filed as Exhibit 28(a) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-3* Form of Management Agreement to be entered into between Essex Hospitality Associates III L.P. and Essex Partners Inc. (Filed as Exhibit 28(d) to the Registration Statement of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

                                EXHIBIT INDEX
                                -------------

  Exhibit
    No.                          Description
  --------                       -----------


    10-4* Real Estate Purchase Contract for the Birmingham, Alabama sites, dated as of October 1, 1993, between Essex Partners Inc. and Farris, Harden & Associates, Inc. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-5* Fee Mortgage and Security Agreement, dated December 30, 1993, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Birmingham property. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-6* Real Estate Purchase Contract for one of the Chattanooga sites, dated as of December 15, 1993, between Essex Partners and Clifford E. Colbaugh and Linda C. McDaniel. (Filed as
                  Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-7* Real Estate Purchase Contract for one of the Chattanooga sites, dated as of December 15, 1993, between Essex Partners and Robert W. Myers, Executor of the James E. Myers Estate. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-8* Option Agreement for the Rochester, New York site, dated as of August 25, 1993, between Essex Partners and Center Place Associates. (Filed as Exhibit 3-1 to form 10KSB for fiscal year ended December 31, 1993.)

    10-9* Form of License Agreement to be entered into between Essex Hospitality Associates III L.P. and the Hampton Inn Hotel Division of Embassy Suites, Inc. (Filed as Exhibit 28(C) to the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

    10-10* Fee Mortgage and Security Agreement, dated June 28, 1994, as modified on March 30, 1995, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Rochester, New York property.

    10-11* Fee Mortgage and Security Agreement, dated December 30, 1994, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Chattanooga, Tennessee property.

    10-12* Construction contract for the Birmingham property, dated April 1, 1994 between the Partnership and Potter Builders, Inc.

    10-13* Construction contract for the Rochester property, dated August 15, 1994 between the Partnership and DiMarco Constructors, Inc.

    10-14* Construction contract for the Chattanooga property, dated , 1995 between the Partnership and Bunkoff General Contractors.

    27            Financial Data Schedule

(b) No Form 8-K was filed during the quarter ended December 31, 1996.

*   Incorporated by reference