Form 10QSB
period 1997-03-31
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1997-05-14
CIK 911217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


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


                    Yes     X                      No
                          -----                         -----


As of May 2, 1997 a total of 4,000 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.        Financial Statements


                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                             March 31, 1997 and 1996


                   Assets                               1997            1996
                   ------                               ----            ----
Investments in real estate, at cost
         Land                                         1,546,151       1,700,151
         Land improvements                              438,234         437,500
         Buildings                                    7,247,114       7,247,114
         Furniture, fixtures and equipment            1,946,757       1,910,127
                                                     ----------      ----------
                                                     11,178,256      11,294,892
         Less:accumulated depreciation                 (779,882)       (354,831)
                                                     ----------      ----------
            Net investments in real estate           10,398,374      10,940,061

Cash and cash equivalents                                48,069         146,332

Deferred costs:
         Debt issuance costs                          1,060,289       1,060,289
         Franchise fees                                  85,500          85,500
         Other deferred costs                            70,846          70,846
                                                     ----------      ----------
            Total deferred costs                      1,216,635       1,216,635
         Less: accumulated amortization                (684,884)       (425,972)
                                                     ----------      ----------
                                                        531,751         790,663

Other assets                                            161,804         181,931
                                                     ----------      ----------

Total assets                                         11,139,999      12,058,987
                                                     ----------      ----------

     Liabilities and Partners' Capital
     ---------------------------------
Accounts payable and accrued expenses                   262,299         148,247
Accounts payable - construction                          17,500              --
Mortgage notes payable                               10,000,000      10,000,000
                                                     ----------      ----------
            Total liabilities                        10,279,799      10,148,247
                                                     ----------      ----------

Commitments (note 5)

Partners' capital                                       869,520       1,943,292
         Less notes receivable from partners             (9,320)        (32,552)
                                                     ----------      ----------
            Total partners' capital                     860,200       1,910,740
                                                     ----------      ----------

Total liabilities and partners' capital              11,139,999      12,058,987
                                                     ==========      ==========

                      Essex Hospitality Associates III L.P.
                              Statements of Income
                 For the Quarters Ended March 31, 1997 and 1996


                                                        1997             1996
                                                        ----             ----
INCOME
     Rooms                                             801,776          780,677
     Other income                                       43,939           55,140
                                                      --------         --------
        Total income                                   845,715          835,817

EXPENSES
     Rooms                                             223,562          234,597
     Commissions expenses                               30,127           34,878
     Advertising and promotion                          36,093           36,587
     Repairs and maintenance                            35,316           40,108
     Utilities                                          62,269           62,488
     Administrative and general                         77,494           87,187
     Property taxes                                     70,870           48,703
     Insurance                                           6,134            7,091
     Franchises fees                                    23,805           21,518
     Management fees                                    31,980           34,065
     Miscellaneous                                       8,931           13,936
                                                      --------         --------
        Total expenses                                 606,581          621,158
                                                      --------         --------

           Operating income                            239,134          214,659

     Interest expense                                  250,000          250,000
     Partnership management fees                         9,515            9,515
     Depreciation & amortization                       162,898          146,031
                                                      --------         --------
        Total other expenses                           422,413          405,546
                                                      --------         --------

NET INCOME                                            (183,279)        (190,887)
                                                      ========         ========

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1997 and 1996



                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities
     Cash received from customers                          817,369      826,052
     Cash paid to suppliers                               (642,773)    (667,596)
     Interest received                                         235          591
     Interest paid                                        (250,000)    (250,000)
                                                          --------     --------
        Net cash from operating activities                 (75,169)     (90,953)
                                                          --------     --------

Cash flows from investing activities
     Payments for fixed asset additions                     (5,436)      (5,331)
     Cash received from land sale                           83,788           --
     Payments for deposits                                      --           50
                                                          --------     --------
        Net cash used in investing activities               78,352       (5,281)
                                                          --------     --------

Cash flows from financing activities
     Partner capital contributions                              --      118,800
                                                          --------     --------
        Net cash from financing activities                      --      118,800
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents         3,183       22,566

Cash and cash equivalents - beginning of period             44,886      123,766
                                                          --------     --------

Cash and cash equivalents - end of period                   48,069      146,332
                                                          ========     ========


Reconciliation of net income to net cash flows from operating activities:

Net income                                                (183,279)    (190,887)

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                         162,898      146,031
     Changes in:
        Account payable                                      2,440      (36,615)
        Shortterm assets                                   (57,229)      (9,482)
                                                          --------     --------
                                                           (75,169)     (90,953)
                                                          ========     ========

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                             March 31, 1997 and 1996


(1)     ORGANIZATION

        Essex Hospitality Associates III L.P. (the Partnership) is a Delaware limited partnership formed on August 2, 1993 for the purpose of purchasing, leasing or subleasing undeveloped land and constructing, owning and operating up to four new Hampton Inn, Homewood Suites or Microtel hotels under franchises or licenses to be obtained from these national lodging chains. The Partnership financed its activities through a public offering of notes and limited partnership units. Microtel Hotels were constructed in Birmingham, Alabama and Chattanooga, Tennessee and began operations in September 1994 and September 1995, respectfully. In April 1995, construction of a Hampton Inn hotel in Rochester, New York was completed and the hotel began operations. The Partnership does not anticipate raising additional capital and, therefore, no additional hotels are expected to be developed.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements March 31, 1997 and 1996
Page 2

(1)     ORGANIZATION (CONTINUED)

        In 1995 and 1996, losses from operations were allocated 99% to the limited partners and 1% to the general partners.

        Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have received the minimum cumulative return of 8% due as of December 31, 1996.

        Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473. Cumulative distributions to limited partners through March 31, 1997 were $776,718.

        Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and development of hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners (see note 6).



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting

        The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

        Investment in Real Estate

        Investments in real estate are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

        Deferred Costs

        Costs of issuing mortgage notes payable are amortized on a straight-line basis over the term of the notes.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements March 31, 1997 and 1996
Page 3


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of the franchise agreement, beginning when a hotel is placed in service.

        Income Taxes

        No provision for income taxes has been provided since any liability is the individual responsible of the partners.

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


(4)     MORTGAGE NOTES PAYABLE

        Mortgage Notes payable bear interest at 10% per annum and mature December 31, 1998, unless extended by the Partnership to December 31, 1999 upon payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon payment of an extension fee equal to 1% of the principal amount outstanding. The notes are secured by a first mortgage on the hotels and underlying land.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements March 31, 1997 and 1996
Page 4



(5)     FRANCHISE, ROYALTY AND MARKETING FEES

        The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel hotels are opened for business and 3.5% in the event 100 or more Microtel hotels are opened. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty and advertising fees totaled $12,491 and $8,878 during the first quarter, 1997 and 1996, respectfully.

        The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty and marketing/reservations fees of $29,766 and $27,512 during the first quarter 1997 and 1996, respectfully.

        Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account at March 31, 1997 was $17,115; no reserve was required at March 31, 1996.

        The franchise agreement impose certain restrictions on the transfer of limited partnership units. MFCD and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements March 31, 1997 and 1996
Page 5



(6)     RELATED PARTY TRANSACTIONS

        A summary of the compensation, fees and reimbursements to be received by Essex Partners or their affiliates under the terms of the Partnership agreement follows:



                                                                         1st Qtr.          1st Qtr.
Type of Fee             Amount of Fee                                        1997              1996
-----------             -------------                                        ----              ----
Property Management     4.5% of gross operating revenues from              31,980            34,065
Fee                     the hotels

Partnership             1.25% of gross operating revenues                   9,515             9,515
Management Fee          from the hotels

Accounting Fee          $675 per month                                      6,075             6,075

Refinancing Fee         1% of the gross proceeds of any                         0                 0
                        refinancing of any or all of the hotels

Sales Fee               3% of the gross sale price of any of all                0                 0
                        of hotels

                                                                          $47,570           $49,655
                                                                          =======           =======

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

The major revenue source for the Partnership's properties is room revenues, which generated 95% of the operating revenues for the Partnership in the first quarter, 1997. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the first quarter 1997 were 3% higher than the first quarter, 1996. Two of the partnership's properties, the Birmingham Microtel Inn and Chattanooga Microtel Inn had increases in room revenues compared to 1996, while the Hampton Inn rooms revenues decreased.

The Birmingham Microtel Inn achieved an average occupancy of 73% for the quarter with an average daily rate of $33.21, as compared with an average occupancy of 68% in the first quarter, 1996, and an average daily rate of $32.21. The increase in occupancy and average daily rate produced a $21,000 increase in room revenues. The property's occupancy started to weaken at the end of 1995. A new manager was hired in the spring, 1996, and made several changes. Room rates were reduced and the monthly average occupancy started improve. The housekeeping staff was retrained and property maintenance was improved. The Birmingham Microtel generated approximately 28% of the Partnership's room revenues for the quarter, compared to 26% in the first quarter, 1996.

The Hampton Inn achieved an average occupancy of 60% for the quarter, with an average daily rate of $61.62, compared with an average occupancy of 65% for the first quarter 1996 and an average daily rate of $61.41. The reduced occupancy caused room revenues to decrease by $38,000. The Managing General Partner believes the reduced occupancy was caused in part by the timing of the Easter holiday in 1997. With Easter in March instead of April, certain events that were held in March in 1996 were delayed until April. The Hampton Inn is also being impacted somewhat by the opening of an 125-room Extended Stay of America hotel next to the Hampton Inn. Although the Extended Stay of America's target market is the long-term stay traveler, which is not the market targeted by the Hampton Inn, some of the Hampton Inn customers were long-term stay customers. The Hampton Inn generated around 49% of the Partnership's room revenues for the quarter, compared to 55% for the first quarter, 1996.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 58% with an average daily rate of $36.20,compared to the first quarter 1996 when occupancy was 47% with an average daily rate of $35.35. The improvement in occupancy and average daily rate caused room revenues for the quarter to exceed the first quarter 1996 by $38,000. The manager at the Chattanooga Microtel Inn was also replaced in 1996. The new manager hired is from the Chattanooga area and has several years of experience in the hotel industry. The new manager instituted extensive marketing programs to build the awareness of the hotel within the Chattanooga market. Occupancies began to improve in January, 1997. The Chattanooga Microtel Inn generated around 23% of the Partnership's room revenues for the quarter, compared to 19% for the first quarter, 1996.

Operating income for the first quarter increased $24,000 over the first quarter 1996, to $239,000. Interest expense remained at $250,000, since the partnership's mortgages require payments of interest only at a fixed rate of 10%. The Partnership's net loss for the quarter was $183,000 compared to a net loss of $191,000 in the first quarter, 1996. The Partnership had a cash deficit from operations of $75,000, compared to a cash deficit from operations of $91,000 in the first quarter, 1996. The Partnership received $84,000 in cash in the first quarter from the sale of a small parcel of land in Chattanooga. The parcel of land purchased for the Chattanooga Microtel Inn was larger than needed for the hotel, the parcel was subdivided and the unused parcel was sold in December, 1996. No cash was used or generated from financing activities in the first quarter, 1997, compared to the receipt of Partner capital contributions of $118,000 in the first quarter, 1996. The Partnership generated $3,000 in cash in the first quarter, 1997, which was $19,000 lower than the first quarter 1996.

Total assets decreased $919,000 in 1996 due primarily to the $684,000 increase in depreciation and amortization, the sale of land with a cost basis of $154,000 by the Chattanooga Microtel Inn and a $98,000 decrease in cash. Total liabilities increased $132,000 from an increase in accounts payable and accrued expenses. Partners' equity decreased $1,050,000 from two factors, the payment of $400,000 in distributions to limited partners during 1996 and the net losses of $650,000 generated between April 1, 1996 and March 31, 1997.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At March 31, 1997, the capital reserve escrow account was $17,115.

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


                                 ESSEX HOSPITALITY ASSOCIATES III L.P.

                                               Registrant



Dated:         May 9, 1997             /s/ Lorrie L. LoFaso
                                       -----------------------------------------
                                           Essex Hospitality Associates III L.P.
                                           Essex Partners Inc.
                                           Lorrie L. LoFaso
                                           Vice President, Chief Accounting
                                                     Officer