Form 10QSB
period 1997-06-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1997-08-13
CIK 911217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

As of August 1, 1997 a total of 4,000 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                             June 30, 1997 and 1996


                                                            1997               1996
                                                            ----               ----
                  Assets

Investments in real estate, at cost
             Land                                        1,546,151          1,700,151
             Land improvements                             438,234            438,234
             Buildings                                   7,250,564          7,247,114
             Furniture, fixtures and equipment           1,966,558          1,916,671
                                                        ----------         ----------
                                                        11,201,507         11,302,170
             Less:accumulated depreciation                (878,051)          (436,133)
                                                        ----------         ----------
                Net investments in real estate          10,323,456         10,866,037

Cash and cash equivalents                                   61,099            218,478
Restricted cash                                             55,675             17,115
Deferred costs:
             Debt issuance costs                         1,060,289          1,060,289
             Franchise fees                                 85,500             85,500
             Other deferred costs                           70,846             70,846
                                                        ----------         ----------
                Total deferred costs                     1,216,635          1,216,635
             Less: accumulated amortization               (749,613)          (490,701)
                                                        ----------         ----------
                                                           467,022            725,934

Other assets                                               164,312            154,920
                                                        ----------         ----------

Total assets                                            11,071,564         11,982,484
                                                        ----------         ----------

               Liabilities and Partners' Capital

Accounts payable and accrued expenses                      215,947            183,866
Accounts payable - construction                             17,500             17,500
Due to affiliate                                           104,111                 --
Mortgage notes payable                                  10,000,000         10,000,000
                                                        ----------         ----------
                Total liabilities                       10,337,558         10,201,366
                                                        ----------         ----------

Commitments (note 5)

Partners' capital                                          742,315          1,812,660
             Less notes receivable from partners            (8,310)           (31,542)
                                                        ----------         ----------
                Total partners' capital                    734,005          1,781,118
                                                        ----------         ----------

Total liabilities and partners' capital                 11,071,564         11,982,484
                                                        ==========         ==========



See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                              Statements of Income
                  For the Quarters Ended June 30, 1997 and 1996


                                                        1997              1996
                                                        ----              ----
INCOME
       Rooms                                         1,068,151           963,990
       Other income                                     55,619            51,551
                                                     ---------         ---------
          Total income                               1,123,770         1,015,541

EXPENSES
       Rooms                                           259,639           228,729
       Administrative and general                      101,285            98,343
       Property taxes                                   70,870            45,637
       Repairs and maintenance                          54,388            40,216
       Advertising and promotion                        50,957            42,598
       Management fees                                  50,731            43,928
       Utilities                                        48,185            52,615
       Commissions expenses                             38,068            40,808
       Franchises fees                                  32,504            31,208
       Partnership management fees                      13,461            12,203
       Insurance                                         4,222             2,363
       Depreciation & amortization                     162,898           146,031
       Miscellaneous                                    12,757            10,484
                                                     ---------         ---------
          Total expenses                               899,965           795,163
                                                     ---------         ---------

             Operating income                          223,805           220,378

       Interest expense                                250,000           250,000
                                                     ---------         ---------

NET INCOME (LOSS)                                      (26,195)          (29,622)
                                                     =========         =========

Net income (loss) - general partners                      (262)             (296)
Net income (loss) - limited partners                   (25,933)          (29,326)
                                                     ---------         ---------
                                                       (26,195)          (29,622)
                                                     =========         =========

Net income (loss) per unit - limited partners               (6)               (7)
                                                     =========         =========


See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
                  For the Quarters Ended June 30, 1997 and 1996



                                                               1997              1996
                                                               ----              ----
Cash flows from operating activities
       Cash received from customers                         1,098,488         1,040,143
       Cash paid to suppliers                                (716,201)         (594,195)
       Interest received                                          514               591
       Interest paid                                         (250,000)         (250,000)
                                                            ---------         ---------
          Net cash provided by operating activities           132,801           196,539
                                                            ---------         ---------

Cash flows from investing activities
       Increase in restricted cash                            (38,445)          (17,115)
       Payments for fixed asset additiONS                     (23,251)           (7,278)
                                                            ---------         ---------
          Net cash used in investing activities               (61,696)          (24,393)
                                                            ---------         ---------

Cash flows from financing activities
       Partner capital contributions                            1,010             1,010
       Advances from affiliate                                 59,155                --
       Partner distributions                                 (101,010)         (101,010)
                                                            ---------         ---------
          Net cash used in financing activities               (40,845)         (100,000)
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents           30,260            72,146

Cash and cash equivalents - beginning of period                30,839           146,332
                                                            ---------         ---------

Cash and cash equivalents - end of period                      61,099           218,478
                                                            =========         =========

Reconciliation of net income to net cash flows from operating activities:

Net loss                                                      (26,195)          (29,622)

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
       Depreciation and amortization                          162,898           146,031
       Changes in:
          Account payable                                      (1,396)           53,119
          Other assets                                         (2,507)           27,011
                                                            ---------         ---------
                                                              132,801           196,539
                                                            =========         =========

See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                             June 30, 1997 and 1996

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
( A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1997 AND 1996
PAGE 2

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

        Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473. Cumulative distributions to limited partners through June 30, 1997 were $876,718.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1997 AND 1996
PAGE 3



        Income Taxes

        No provision for income taxes has been provided since any liability is the individual responsible of the partners.

        Recognition of Revenue

        Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1997 AND 1996
PAGE 4



(5)     FRANCHISE, ROYALTY AND MARKETING FEES

        The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel hotels are opened for business and 3.5% in the event 100 or more Microtel hotels are opened. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty and advertising fees totaled $17,006 and $14,564 during the second quarter, 1997 and 1996, respectfully.

        The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty and marketing/reservations fees of $20,357 and $20,807 during the second quarter 1997 and 1996, respectfully.

        Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account was $55,675 and $17,115 at June 30, 1997 and 1996, respectively.

        The franchise agreement impose certain restrictions on the transfer of limited partnership units. MFCD and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1997 AND 1996
PAGE 5



(6)     RELATED PARTY TRANSACTIONS

        A summary of the compensation, fees and reimbursements to be received by Essex Partners or their affiliates under the terms of the Partnership agreement follows:


                                                                       2nd Qtr.      2nd Qtr.
Type of Fee                Amount of Fee                                1997          1996
-----------                -------------                                ----          ----
Property Management        4.5% of gross operating revenues from        50,731       43,928
Fee                        the hotels

Partnership                1.25% of gross operating revenues            13,461       12,203
Management Fee             from the hotels

Accounting Fee             $675 per month                                6,075        6,075

Refinancing Fee            1% of the gross proceeds of any                   0            0
                           refinancing of any or all of the hotels

Sales Fee                  3% of the gross sale price of any of all          0            0
                           of hotels
                                                                       $70,267      $62,206
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

The major revenue source for the Partnership's properties is room revenues, which generated 95% of the operating revenues for the Partnership in the second quarter, 1997. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the second quarter 1997 were 11% higher than the second quarter, 1996. Room revenues at each of the Partnership's properties increased compared to 1996.

The Birmingham Microtel Inn achieved an average occupancy of 71% for the quarter with an average daily rate of $35.45, as compared with an average occupancy of 59% in the second quarter, 1996, and an average daily rate of $35.55. The increase in occupancy produced a $41,000 increase in room revenues. The property's occupancy started to weaken at the end of 1995. A new manager was hired in the spring, 1996, and made several changes. Room rates were reduced and the monthly average occupancy started improve. The housekeeping staff was retrained and property maintenance was improved. The Birmingham Microtel generated approximately 22% of the Partnership's room revenues for the quarter, compared to 20% in the second quarter, 1996.

The Hampton Inn achieved an average occupancy of 81% for the quarter, with an average daily rate of $66.34, compared with an average occupancy of 77% for the second quarter 1996 and an average daily rate of $65.09. The increase in occupancy and average daily rate caused room revenues to increase by $34,000. The Managing General Partner believes that the increased occupancy is partly due to the timing of the Easter holiday. Around the holiday, occupancy tends to decrease as business people reduce their travel. Easter was in April in 1996, and in March in 1997. March 1997 occupancy was less than March 1996, but the decrease was made up with increases in April 1997. The Hampton Inn generated around 55% of the Partnership's room revenues for the quarter, compared to 56% for the second quarter, 1996.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 78% with an average daily rate of $36.30, compared to the second quarter 1996 when occupancy was 64% with an average daily rate of $39.33. The improvement in occupancy caused room revenues for the quarter to exceed the second quarter 1996 by $30,000. The manager at the Chattanooga Microtel Inn was also replaced in 1996. The new manager hired is from the Chattanooga area and has several years of experience in the hotel industry. The new manager instituted extensive marketing programs to build the awareness of the hotel within the Chattanooga market. Occupancies began to improve in January, 1997. The Chattanooga Microtel Inn generated around 24% of the Partnership's room revenues for the quarter, compared to 24% for the second quarter, 1996.

Operating income for the second quarter increased $3,000 over the second quarter 1996, to $224,000. Interest expense remained at $250,000, since the partnership's mortgages require payments of interest only at a fixed rate of 10%. The Partnership's net loss for the quarter was $26,000 compared to a net loss of $30,000 in the second quarter, 1996. The Partnership generated $133,000 from operations, compared to$197,000 in the second quarter, 1996. Investing activities required cash of $62,000 in the second quarter 1997, which was composed of asset replacements of $23,000 and an increase in the Hampton Inn restricted cash account of $39,000. In 1996, investing activities required cash of $24,000 in the second quarter, which was composed of asset replacements of $7,000 and an increase in the Hampton Inn restricted cash account of $17,000. The funding required for the restricted cash account increased because the amount required for the capital reserve account for Hampton Inn increased from 1% of previous twelve months' room revenues to 2%. Financing activities used $41,000 in cash in the second quarter, 1997. Significant financing activities for the second quarter 1997 included the payment of $100,000 in limited partner distributions and the receipt of $59,000 in advances from the Managing General Partner. The advances from the Managing General Partner are expected to be repaid in the third quarter. The second quarter 1996 financing activities were primarily composed of the payment of $100,000 in limited partner distributions. The Partnership generated $30,000 in cash in the second quarter, 1997, which was $42,000 lower than the second quarter 1996.

Total assets decreased $911,000 in 1997 due primarily to the $701,000 increase in depreciation and amortization and a $119,000 decrease in cash. Total liabilities increased $136,000 from an increase in accounts payable and accrued expenses and in due to affiliate. Partners' equity decreased $1,047,000 from two factors, the payment of $400,000 in distributions to limited partners and the net losses of $647,000 generated between July 1, 1996 and June 30, 1997.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At June 30, 1997, the capital reserve escrow account was $55,675.

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


                                     ESSEX HOSPITALITY ASSOCIATES III L.P.
                                                 Registrant



Dated:   August 14, 1997             /s/ Lorrie L. LoFaso
                                     -------------------------------------------
                                     Essex Hospitality Associates III L.P.
                                     Essex Partners Inc.
                                     Lorrie L. LoFaso
                                     Vice President and Chief Accounting Officer