Form 10QSB
period 1997-09-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1997-11-13
CIK 911217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


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

                      Yes        X                 No
                               -----              -----
As of November 1, 1997 a total of 4,000 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

 Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                           September 30, 1997 and 1996


                        ASSETS                          1997           1996
                        ------                          ----           ----

 Investments in real estate, at cost
            Land                                     1,546,151      1,700,151
            Land improvements                          438,234        438,234
            Buildings                                7,250,564      7,247,114
            Furniture, fixtures and equipment        1,998,855      1,921,087
                                                   -----------    -----------
                                                    11,233,804     11,306,586
            Less:accumulated depreciation             (976,220)      (517,432)
                                                   -----------    -----------
               Net investments in real estate       10,257,584     10,789,154

Cash and cash equivalents                               16,079        216,110
Restricted cash                                         56,484         17,115
Deferred costs:
            Debt issuance costs                      1,060,289      1,060,289
            Franchise fees                              85,500         85,500
            Other deferred costs                        70,846         70,846
                                                   -----------    -----------
               Total deferred costs                  1,216,635      1,216,635
            Less: accumulated amortization            (814,343)      (555,431)
                                                   -----------    -----------
                                                       402,292        661,204

Other assets                                           168,528        142,275
                                                   -----------    -----------
Total assets                                        10,900,967     11,825,858
                                                   ===========    ===========

               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------
Accounts payable and accrued expenses                  230,417        128,308
Accounts payable - construction                         13,502         17,500
Due to affiliate                                        50,000           --
Mortgage notes payable                              10,000,000     10,000,000
                                                   -----------    -----------
               Total liabilities                    10,293,919     10,145,808
                                                   -----------    -----------

Commitments (note 5)

Partners' capital                                      614,378      1,710,582
            Less notes receivable from partners         (7,300)       (30,532)
                                                   -----------    -----------
               Total partners' capital                 607,078      1,680,050
                                                   -----------    -----------

Total liabilities and partners' capital             10,900,997     11,825,858
                                                   ===========    ===========

See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                              Statements of Income
               For the Quarters Ended September 30, 1997 and 1996



                                                   1997          1996
                                                  ------         -----

 INCOME
       Rooms                                     1,053,000       971,680
       Other income                                 48,049        51,285
                                                ----------    ----------
          Total income                           1,101,049     1,022,965

EXPENSES
       Rooms                                       276,714       278,249
       Administrative and general                   85,279        99,963
       Property taxes                               34,476        19,128
       Repairs and maintenance                      41,671        51,334
       Advertising and promotion                    57,142        43,739
       Management fees                              50,790        50,189
       Utilities                                    49,482        48,493
       Commissions expenses                         41,156        32,355
       Franchises fees                              36,416        33,917
       Partnership management fees                  14,108        13,940
       Insurance                                    11,115         8,798
       Depreciation & amortization                 162,898       146,031
       Miscellaneous                                16,728         3,203
                                                ----------    ----------
          Total expenses                           877,975       829,339
                                                ----------    ----------

             Operating income                      223,074       193,626

       Interest expense                            250,000       250,000
                                                ----------    ----------

NET INCOME (LOSS)                                  (26,926)      (56,374)
                                                ==========    ==========

Net income (loss) - general partners                  (269)         (564)
Net income (loss) - limited partners               (26,657)      (55,810)
                                                ----------    ----------
                                                   (26,926)      (56,374)
                                                ==========    ==========

Net income (loss) per unit - limited partners           (7)          (14)
                                                ==========    ==========


See accompanying notes to unaudited financial statements.


                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
               For the Quarters Ended September 30, 1997 and 1996


                                                                               1997          1996
                                                                              -----         ------
 Cash flows from operating activities
        Cash received from customers                                         1,089,227     1,036,409
        Cash paid to suppliers                                                (693,905)     (685,302)
        Interest received                                                          873           941
        Interest paid                                                         (250,000)     (250,000)
                                                                            ----------    ----------
           Net cash provided by operating activities                           146,195       102,048
                                                                            ----------    ----------

 Cash flows from investing activities
        Increase in restricted cash                                               (809)         --
        Payments for fixed asset additions                                     (36,295)       (4,416)
                                                                            ----------    ----------
           Net cash used in investing activities                               (37,104)       (4,416)
                                                                            ----------    ----------

 Cash flows from financing activities
        Partner capital contributions                                            1,010         1,010
        Advances from affiliate                                                (54,111)         --
        Partner distributions                                                 (101,010)     (101,010)
                                                                            ----------    ----------
           Net cash used in financing activities                              (154,111)     (100,000)
                                                                            ----------    ----------

 Net increase (decrease) in cash and cash equivalents                          (45,020)       (2,368)

 Cash and cash equivalents - beginning of period                                61,099       235,593
                                                                            ----------    ----------

 Cash and cash equivalents - end of period                                      16,079       233,225
                                                                            ==========    ==========


 RECONCILIATION OF NET INCOME TO NET CASH FLOWS
 ----------------------------------------------
    FROM OPERATING ACTIVITIES:
    --------------------------

 Net loss                                                                      (26,926)      (56,374)

 Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                          162,898       146,031
        Changes in:
           Accounts payable                                                     14,470          (252)
           Other assets                                                         (4,247)       12,643
                                                                            ----------    ----------
                                                                               146,195       102,048
                                                                            ==========    ==========

 See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                           September 30, 1997 and 1996

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1997 AND 1996
PAGE 2

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

      Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473. Cumulative distributions to limited partners through September 30, 1997 were $976,718.

      Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and development of hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners (see note
      6).



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING
      -------------------

      The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

      INVESTMENT IN REAL ESTATE
      -------------------------

      Investments in real estate are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

      DEFERRED COSTS
      --------------

      Costs of issuing mortgage notes payable are amortized on a straight-line basis over the term of the notes.

      Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of the franchise agreement, beginning when a hotel is placed in service.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1997 AND 1996
PAGE 3



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INCOME TAXES
      ------------

      No provision for income taxes has been provided since any liability is the individual responsible of the partners.

      RECOGNITION OF REVENUE
      ----------------------

      Revenues  are  recognized  as  earned  in  accordance   with   contractual
      arrangements for each transaction.

      USE OF ESTIMATES
      ----------------

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

      RECLASSIFICATION
      ----------------

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1997 AND 1996
PAGE 4



(5)   FRANCHISE, ROYALTY AND MARKETING FEES

      The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel Inn hotels are opened for business and 3.5% in the event 100 or more Microtel Inn hotels are opened. During the third quarter, 1997, the 50th Microtel Inn hotel was opened. The monthly royalty fee increased to 3% in September 1997. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel Inn hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty and advertising fees totaled $17,800 and $15,743 during the third quarter, 1997 and 1996, respectfully.

      The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty and marketing/reservations fees of $47,405 and $45,344 during the third quarter 1997 and 1996, respectfully.

      Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account was $56,484 and $17,115 at September 30, 1997 and 1996, respectively.

      The franchise agreement impose certain restrictions on the transfer of limited partnership units. MFCD and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1997 AND 1996
PAGE 5



(6)   RELATED PARTY TRANSACTIONS

      A summary of the compensation, fees and reimbursements to be received by Essex Partners or their affiliates under the terms of the Partnership agreement follows:



                                                                              3rd Qtr.        3rd Qtr.
TYPE OF FEE                  AMOUNT OF FEE                                     1997            1996
-----------                  -------------                                      ----            ----


Property Management          4.5% of gross operating revenues from             50,790          50,189
Fee                          the hotels

Partnership                  1.25% of gross operating revenues                 14,108          13,940
Management Fee               from the hotels

Accounting Fee               $675 per month                                     6,075           6,075


Refinancing Fee              1% of the gross proceeds of any                        0               0
                             refinancing of any or all of the hotels

Sales Fee                    3% of the gross sale price of any of all               0               0
                             of hotels

                                                                              $70,973         $70,204
                                                                              =======         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------  ---------------------------------------------------------

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

The major revenue source for the Partnership's properties is room revenues, which generated 96% of the operating revenues for the Partnership in the third quarter, 1997. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the third quarter 1997 were 8% higher than the third quarter, 1996. Room revenues at the Hampton Inn and Chattanooga Microtel Inn properties increased compared to 1996.

The Birmingham Microtel Inn achieved an average occupancy of 66% for the quarter with an average daily rate of $34.87, as compared with an average occupancy of 65% in the third quarter, 1996, and an average daily rate of $35.03. The increase in occupancy produced a $1,500 increase in room revenues. The Birmingham Microtel generated approximately 21% of the Partnership's room revenues for the quarter, compared to 22% in the third quarter, 1996.

The Hampton Inn achieved an average occupancy of 80% for the quarter, with an average daily rate of $75.91, compared with an average occupancy of 71% for the third quarter 1996 and an average daily rate of $69.05. The increase in occupancy and average daily rate caused room revenues to increase by $37,100. The Hampton Inn generated around 54% of the Partnership's room revenues for the quarter, compared to 55% for the third quarter, 1996.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 79% with an average daily rate of $36.46, compared to the third quarter 1996 when occupancy was 61% with an average daily rate of $33.35. The improvement in occupancy caused room revenues for the quarter to exceed the third quarter 1996 by $42,900. The manager at the Chattanooga Microtel Inn was replaced in 1996. The new manager hired is from the Chattanooga area and has several years of experience in the hotel industry. The new manager instituted extensive marketing programs to build the awareness of the hotel within the Chattanooga market. Occupancies began to improve in January, 1997. The Chattanooga Microtel Inn generated around 25% of the Partnership's room revenues for the quarter, compared to 23% for the third quarter, 1996.

Operating income for the third quarter increased $29,400 over the third quarter 1996, to $223,000. Interest expense remained at $250,000, since the partnership's mortgages require payments of interest only at a fixed rate of 10%. The Partnership's net loss for the quarter was $27,000 compared to a net loss of $56,000 in the third quarter, 1996. The Partnership generated $146,000 from operations, compared to$102,000 in the third quarter, 1996. Investing activities required cash of $37,000 in the third quarter 1997, primarily for asset replacements. In 1996, investing activities required cash of $4,000 in the third quarter for asset replacements. Financing activities used $154,000 in cash in the third quarter, 1997. Significant financing activities for the third quarter 1997 included the payment of $100,000 in limited partner distributions and the repayment of $54,000 in advances from the Managing General Partner. The third quarter 1996 financing activities were primarily composed of the payment of $100,000 in limited partner distributions. The Partnership's cash and cash equivalents decreased $45,000 in the third quarter, 1997, compared to a decrease of $2,000 in 1996.

Total assets decreased $925,000 in 1997 due primarily to the $718,000 increase in depreciation and amortization and a $200,000 decrease in unrestricted cash. Total liabilities increased $148,000 from an increase in accounts payable and accrued expenses and in due to affiliate. Partners' equity decreased $1,096,000 from two factors, the payment of $400,000 in distributions to limited partners and the net losses of $696,000 generated between October 1, 1996 and September 30, 1997.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross room revenues generated by the Hampton Inn hotel. The reserve will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At September 30, 1997, the capital reserve escrow account was $56,484.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

        a.     EXHIBITS
               --------

               None

        b.     REPORTS ON FORM 8-K
               -------------------

               None





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ESSEX HOSPITALITY ASSOCIATES III L.P.
                                     -------------------------------------
                                            Registrant



Dated:  November 13, 1997            /s/ Lorrie L. LoFaso
                                     ------------------------------------
                                     Essex Hospitality Associates III L.P.
                                     Essex Partners Inc.
                                     Lorrie L. LoFaso
                                     Vice President and Chief Accounting Officer