Form 10KSB
period 1997-12-31
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1998-03-31
CIK 911217

REGULATION S-B

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         --------------------------------------------------------------



                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

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
         Yes    X          No
               ---            ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $3,950,000

As of March 24, 1998, a total of 3,989 Limited Partnership Units were held by non-affiliates who purchased the Units from the issuer at an aggregate offering price of $3,975,320. There is no trading market for the Units and none is expected to develop.

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


Item 1.  Business

Essex Hospitality Associates III L.P., is a Delaware limited partnership,(the "Partnership") formed on August 17, 1992 whose principal business is to own and operate three hotel properties, a Microtel Inn hotel in Birmingham, Alabama, a Hampton Inn hotel in Rochester, New York and a Microtel Inn hotel in Chattanooga, Tennessee. The properties are operated pursuant to franchises or licenses obtained from these national lodging chains. The General Partners of the Partnership are Essex Partners Inc., a New York corporation (the "Managing General Partner"), and John E. Mooney, an individual and president of Essex and the Managing General Partner. The principal investment objectives of the Partnership are to: (i) preserve, protect and return the Partnership's invested capital and to meet debt service requirements; (ii) provide quarterly distributions of available cash to the Limited Partners and (iii) provide appreciation in the market value of the hotels which may be realized through their sale or refinancing.

Construction of the hotels was financed through a combination of equity and debt raised through the Partnership's public offering of first mortgage notes and limited partnership units. The Partnership completed construction of one property in 1994, and two properties in 1995. The first Partnership property to open, a 102-room Microtel Inn hotel in Birmingham, Alabama, opened in September, 1994. The Birmingham Microtel Inn cost approximately $3,000,000 to build, including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction, but excluding financing costs. A 118-room Hampton Inn opened in Rochester, New York in April, 1995. The Hampton Inn cost approximately $4.8 million to build, including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction, but excluding financing costs. The third Partnership property, a 100-room Microtel Inn located in Chattanooga Tennessee opened in September, 1995. The Chattanooga Microtel Inn cost approximately $3.1 million to build including all furniture, equipment, initial franchise fee and pre-opening costs as well as the land costs and building construction, but excluding financing costs. The Partnership's public offering of first mortgage notes and class A limited partnership units was completed in 1995. Gross offering proceeds of $13,986,320 were closed into the Partnership, representing $10,000,000 in first mortgage notes and $3,986,320 in class A limited partnership units.

MICROTEL INN HOTELS
Microtel Inn hotel is an economy lodging chain. Microtel Inn hotels offer downsized rooms with higher quality furnishings at rates generally below those available at competing national lodging chains. The Microtel Inn hotel growth strategy is to locate in areas where other budget hotels are operating successfully, typically along major highways or near airports, and to compete primarily on the basis of price. The lower rates are economically feasible since the standardized, compact design of Microtel hotels and the elimination of nonessential amenities (such as swimming pools, restaurants and large lobbies) results in reduced construction, operating and overhead costs. Microtel Inn hotels offer the value conscious traveler consistent, affordable and high quality accommodations.

Each Microtel Inn hotel is of standardized new construction in accordance with prototype plans developed by the franchisor and furnished to each franchisee. Typically either two or three stories, Microtel Inn hotels are constructed of either wood or metal frame. The guest rooms are approximately 30% smaller than an average economy hotel room. Each guest room contains either one or two queen size beds, a bay window seat, remote control color television, telephone, built-in desk and bureau and a standard size hotel bathroom with tub and shower combination, all packaged in a modern and attractive design. In 1995, the Microtel Suites and Microtel Inn & Suites brands were added by the franchisor.

On October 6, 1995, Microtel Franchise and Development Corporation announced the completion of a joint venture transaction with U.S. Franchise Systems Inc., a new company founded by Michael Leven, former president and chief operating officer of Holiday Inn Worldwide. U.S. Franchise Systems Inc. has assumed worldwide franchising and administration for the Microtel Inn chain of hotels. The Microtel trademarks have been transferred to U.S. Franchise Systems for its exclusive use in franchising the hotel chain. Microtel Inns and Suites Franchising, Inc., a wholly-owned subsidiary of U.S. Franchise Systems, Inc., is the franchisor and licensor of the Microtel Franchise System and Microtel trademarks. Microtel Franchise and Development Corporation has changed its name and operates under Hudson Hotels, and is responsible for building and managing hotel properties.

Started in 1989 with the opening of its first property, there were 64 Microtel Inn hotels in operation throughout the United States at the end of 1997. US Franchise Systems has advised the Partnership that system-wide occupancy rates for properties open for more than six months averaged 67.3% in 1997 as compared to 69.4% in 1996, with an average daily rate of approximately $40.49 in 1997 compared to $37.91in 1996. The Microtel Inn hotel franchise competes primarily in the economy sector of the lodging industry. For 1997 the economy sector reported an average occupancy rate of 62.3% and an average daily rate of $ 46.48.

HAMPTON INN
Hampton Inn hotels are high quality hotels with limited amenities and moderate prices. Hampton Inn hotels are designed primarily to accommodate business travelers with limited expense accounts, non-destination business and pleasure travelers and value-conscious vacationers. Hampton Inn hotels are generally two to six stories with 50 to 150 rooms and are located in high-visibility, high traffic areas, typically near full-service restaurants.

Hampton Inn hotels have a strong commitment to guest satisfaction. According to Promus Corporation ("Promus"), the Hampton Inn hotel was the first national hotel to offer an unconditional 100% Satisfaction Guarantee. A toll-free number provides access to a nationwide reservation system. Hampton Inn hotels offer a national advertising and marketing program and are widely promoted on television, in magazines and trade publications and through direct mail, which increases travelers' awareness and trial usage. Major emphasis is also placed on corporate and travel agent markets.

Hampton Inn hotels offer selected services and amenities, including a free, self-serve continental breakfast in the lobby, free local telephone calls, a free in-room movie channel and senior citizens' and frequent travelers' discount programs. Most hotels offer a lobby/breakfast area and a variety of room types: rooms with one or two double beds and rooms with king bed configurations. Most Hampton Inn hotels offer a swimming pool and a hospitality suite, a multi-purpose room that doubles as a guest room or a small gathering facility.

Started in 1984, there were 728 Hampton Inn hotels in operation throughout the United States at the end of 1997. Promus has advised the Partnership that system-wide occupancy rates averaged 70.5% in 1997 as compared to 72.1% in 1996, with an average daily rate of approximately $64.60 in 1997 compared to $60.84 in 1996. The Hampton Inn hotel franchise started in the upper economy segment, but over time, as its average daily rate has crossed over into the mid-scale segment without food and beverage, the franchise has repeatedly exceeded the industry averages for the mid-scale segment without food and beverage. For 1997 the mid-scale segment without food and beverage reported an average occupancy rate of 64.6% and an average daily rate of $68.04.


FRANCHISE AGREEMENT AND LICENSE AGREEMENTS
The following is a summary of the principal terms of the franchise and license agreements for the Partnership's Hampton Inn and Microtel Inn hotels.

The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites which were assigned to U.S. Franchise Systems. The initial franchise fees paid for the Birmingham and Chattanooga Microtel Inn hotels totalled $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel Inn hotels are opened, and 3.5% of gross revenues in the event more than 100 Microtel Inn hotels are opened. In the summer of 1997, the 50th Microtel Inn was opened, and the royalty fee was increased to 3% with the September, 1997 payment. In 1996, the U.S. Franchise Systems established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues monthly to pay for the cost of such a system. The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel Inn hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions.

The Partnership has also entered into a license agreement with Promus to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenues and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The term of the license agreement is 20 years and is not renewable. Promus requires the Partnership to establish a capital reserve account based on a percentage of gross room revenues generated by the Hampton Inn which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross room revenues and stabilizes at 5% for the term of the agreement.

The franchise agreements impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25% per transfer, respectively, without their consent.

All rights of the Partnership under the franchise and license agreements automatically terminate upon the happening of certain events, which are described in the agreements. Upon termination or expiration of such franchise or license agreements the Partnership is required to immediately cease using the franchisor's service marks and all confidential methods, procedures and techniques provided by the franchisor and to remove and discontinue using all signs, fixtures, advertising materials, stationery, supplies or other articles which could cause the business to be associated with the franchisor. In addition, if the termination occurs for reasons other then condemnation, the Partnership may be required to pay a termination fee in a lump sum equal to the amount of monthly royalties paid during the preceding 24 months (per the Microtel Inn Franchise Agreement) or 36 months (per the Hampton Inn License Agreement).


OPERATION OF THE HOTELS
The Partnership has entered into management agreements with respect to the Partnership's hotel properties with Essex Partners or its assigns ("Essex Partners"). The management agreements provide that Essex Partners will investigate, hire, pay, supervise and discharge the personnel necessary to properly maintain and operate the hotels. All such personnel will be employees of the Partnership and compensation of such personnel will be an expense of the Partnership.

The management agreements require Essex Partners to maintain the building and grounds, to pay insurance premiums with respect to the hotel, to apply for, obtain and maintain all required licenses and permits, to pay certain expenses on behalf of the Partnership, to maintain a comprehensive system of office records and books and to annually prepare an operating budget. In addition, Essex Partners has the authority to enter into service contracts and other contracts reasonably necessary or desirable in connection with the operation of the hotels, with the approval of the Partnership in some cases. As compensation for these services, Essex Partners will receive a fee equal to 4.5% of the gross revenues from the hotels, consisting of room rentals, telephone charges, cable charges and any other miscellaneous charges collected from guests.
Essex Partners will also receive an accounting fee equal to $675 per month, per hotel.

Each management agreement has an initial term of five years with a series of one
(1) year renewal terms. The management agreements may be earlier terminated (i) by either the Partnership or Essex Partners in the event of a default under the management agreements which is not cured within 60 days after written notice thereof, (ii) by Essex Partners, upon the failure of the Partnership to pay compensation due to Essex Partners, (iii) by either party upon the bankruptcy or insolvency of the other party, (iv) by either party upon the Partnership's failure to repair or restore the subject hotel within 120 days after all or any portion of such hotel is damaged or destroyed by fire or other casualty, or (v) by either party if all or any portion of the subject hotel is condemned and the remaining facilities are insufficient for the efficient and profitable operation of such hotel. During any renewal term the management agreements may be terminated at any time on 120 days written notice.

Each management agreement requires Essex Partners to devote such of its time as it deems necessary to manage the subject hotel; however, it does not impose any limitations on Essex Partners's other business activities, including other commercial and residential real estate ventures which may compete with such hotel. Pursuant to the management agreements, all expenses incurred thereunder shall be obligations of the Partnership and Essex Partners will receive its management fee notwithstanding that the Partnership may not have earned a profit or may be operating at a loss and that the Limited Partners may not have received any distributions.

The Partnership has agreed to a broad indemnity of Essex Partners from liabilities it may incur in connection with its services under the management agreements.

COMPETITION
The operation of hotels is a highly competitive business. Competition in the lodging industry is primarily based on price, location, quality of facilities and overall range of services. The Partnership's hotels compete primarily in the segment of the lodging industry often referred to as economy and mid-scale segment of the limited service lodging. The Partnership's hotels are located in areas that contain other competitive limited service lodging facilities. The Microtel Inn hotels generally seek to compete by providing conveniently located, limited service lodging at below market prices. There were 64 Microtel Inn hotels open and operating through the end of 1997. The Hampton Inn hotels generally seek to compete by providing conveniently located, limited service lodging with superior service. Started in 1984, there were 728 Hampton Inn hotels open and operating throughout the country at the end of 1997. Competitors in the overall limited service lodging area include Days Inn, Comfort Inns, Motel 6, Travelodge, Super 8, Red Roof Inns, Econo Lodge, Courtyard, Holiday Inns, LaQuinta Inns and Fairfield Inns. These national chains have greater name recognition than the Microtel Inn, may have operating advantages that the Microtel Inn franchisor does not have, and may have greater financial resources and more experienced personnel than either the Microtel or Hampton Inn franchisors or the Partnership. Some of these hotels could have service and architectural features similar to the Partnership's hotel properties and may offer rates and services comparable to or lower than those at the Partnership's hotel properties. Furthermore, there can be no assurance that competitors will not offer lower room rates or that additional hotels which offer features similar to that of the Partnership's hotels in competition with the Partnership's hotel properties will not be developed near those properties and that such development will not have an adverse effect on occupancy rates and profitability.

The hotel industry was negatively impacted by the recession of the early 1990's. Occupancies and rates dropped significantly. According to published reports, occupancies began to improve in 1993. Occupancies and rates continued to increase in 1995, producing the strongest year in five years, but room supply increased at the greatest level since 1991. According to published reports, since 1996, the increase in the supply of hotel rooms has exceeded the increase in demand. This produced a decrease in average occupancy in both 1996 and 1997. For 1997, the increase in demand was strongest in the luxury, upscale and midprice rate segments, with the economy and budget segments experiencing weak or reduced demand. According to published reports, the average daily rate continued to increase in both 1996 and 1997, which has compensated for the decreased demand such that the hotel industry has continued to experience increasing revenues. The reports anticipate that supply growth will continue to exceed growth in demand for the next few years. The reports predict the hotel industry will continue to experience increases in annual revenues, but at a reduced growth rate. According to the reports, industry profits have grown along with revenues, and are expected to continue to grow, but at a reduced rate.

Advertising for the Partnership's Microtel Inn hotels is conducted through print advertising (such as advertising in local business journals and distributing brochures), signage, direct mail campaigns, listings in the American Automobile Association brochures and by contacting local businesses. Advertising in local business journals is done throughout the year. Brochures describing the property are distributed throughout the area at visitor information booths, shopping malls and rest areas. The Microtel Inn hotels also advertise in state travel guides. Each of the Microtel Inn hotels has a visible exterior sign which prominently displays the rate charged for single occupancy. Signage is also used near highway exits where available. Billboards may be obtained along major highways. Local businesses are visited by both the hotel manager and personnel of the property manager. The focus is two fold, establishing new relationships and maintaining current accounts. Special rates are available for corporate customers with high usage. There is also a frequent stay program which provides one free night after ten nights stay. Each hotel manager is required to become an active member of the local chamber of commerce and convention and visitor's bureau and other business organizations, providing access to local businesspeople.

Marketing activities for the Hampton Inn in Rochester are more extensive than those for the Microtel Inns. Hampton Inn hotels have a full-time sales manager, responsible for keeping in touch with current customers and promoting the hotel throughout the community. Radio and print advertising are used year-round, some in conjunction with advertising being placed by Promus and some specifically for a Partnership property. Special rates are available for corporate customers with high usage. Direct mail campaigns are used to target selected travelers. Brochures describing the property are distributed locally. Local businesses are visited by both the hotel manager and the sales manager, as well as marketing personnel from the property manager.


ENVIRONMENTAL COMPLIANCE
The Partnership is not aware that it will have to undertake any unusual efforts in order to comply with federal, state or local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Accordingly, the Partnership does not believe that any efforts undertaken by it will have any material effect upon capital expenditures, earnings or the competitive position of the Partnership.

EMPLOYEES
As of March 15, 1998, the Partnership had approximately 35 fulltime employees and 30 part-time employees. The Partnership's Microtel Inn hotels have between 20 and 30 employees. The Hampton Inn has approximately 22 employees.


Item 2.  Properties

PARTNERSHIP PROPERTY  --  BIRMINGHAM, ALABAMA
The first Partnership hotel to be constructed is located in Birmingham, Alabama. Birmingham is centrally located in the Southeast and is the largest city in Alabama, with approximately 23% of the state's total population residing in the five- county metropolitan area. Birmingham is accessible by highway, air and rail transportation systems. The Birmingham area is a leading retail and wholesale trade center, as well as one of the Southeast's major centers for finance, education, health care, medical and high technology research, telecommunications, transportation and distribution. Major employers include the University of Alabama, Bell South, Alabama Power Company, Baptist Medical Centers and various local, state and federal government agencies. The area also offers a wide variety of cultural, entertainment and outdoor activities.

The 102-room Microtel Inn hotel is located in the City of Homewood, a southern suburb of Birmingham with over 23,000 residents. The site is situated in a major commercial area of Homewood, located on Summit Parkway off of Oxmoor Road, within 0.5 miles west of Interstate 65. Interstate 65 is a major north-south route that runs through Alabama. Oxmoor Road is a four-lane east-west thoroughfare.

The immediate area in which the Birmingham Microtel Inn is located is characterized by a mix of hotels, restaurants, professional office buildings and light industrial facilities. A large shopping mall is located on Oxmoor Road, just east of I-65, one mile from the site. A light industrial park is located
0.5 miles west of the site on Oxmoor Road and is undergoing expanded infrastructure development. A number of national chain restaurants are located near the site, including Shoney's, Bennigan's, Hardee's and Dunkin' Donuts, in addition to several local restaurants. There are five other lodging properties containing a total of approximately 595 rooms within a 0.25-mile radius of the site. These include a 96-room Red Roof Inn, a 132-room Fairfield Inn, a 152-room Comfort Inn, a 115-room Shoney's Inn and a 100-room Super 8 Motel. The Shoney's Inn had the lowest estimated occupancy rates of the Microtel Inn competitors for 1997 at 40%, and both the Fairfield Inn and Red Roof Inn had the highest at approximately 70%. The Comfort Inn and Super 8 Motel had estimated occupancy rates in the low 60% range in 1997. The average daily rates ranged from the Super 8 Motel at around $38.00, the Fairfield Inn and Red Roof Inn in the mid-$40 and the Comfort Inn in the mid-$50. The average daily rate for the Shoney's Inn is not available. There is also a 197-room full service Holiday Inn, which is only indirectly competitive with the Partnership's hotel. An 80-room extended stay Studio Plus, a 129-room extended stay La Quinta Inn and a Residence Inn are located about a mile from the hotel. These properties are also only indirectly competitive with the Partnership's hotel.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

The Birmingham property is situated on approximately 2.37 acres and is owned in fee by the Partnership. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $2,800,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data."

PARTNERSHIP PROPERTY  -- ROCHESTER, NEW YORK
The second Partnership hotel to be constructed is located in Rochester, New York and opened in April 1995. Rochester, the third largest city in New York, is located in western New York, approximately mid-way between Buffalo and Syracuse.
 Rochester is accessible by highway, air and rail transportation systems. The Rochester economy has benefited from a diversified employment base, bolstered by Fortune 500 corporations and a large number of academic institutions. These factors have buffered the Rochester area from cyclical national recessions. Rochester is home to over 1,000 manufacturers. Much of this manufacturing activity is concentrated in high technology-related industries, such as photographic equipment, optics, graphics technology, communications, electronics and pharmaceuticals. Major employers include Eastman Kodak Company, Xerox Corporation, General Motors, Bausch & Lomb, Frontier Corporation, Mobil Chemical Company, 3M and Paychex. Tourism is generated by regional attractions such as the Finger Lakes, Lake Ontario, Niagara Falls, and the Erie Canal.

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

The Hampton Inn customer mix is primarily business. The largest customer is Eastman Kodak, which contributed between 25-30% of the room nights sold in 1997. The Hampton Inn expects the amount of Eastman Kodak business to decrease in 1998, due to corporate travel reductions. Marketing efforts have been increased in order to replace the lost business. Although occupancy was lower in January, 1998 than the previous year, occupancy in March, 1998 has improved compared to the prior two years.

There are four other lodging properties containing a total of approximately 517 rooms within a four-mile radius of the site. A 125-room Extended Stay of America opened next to the Hampton Inn at the end of 1996. A 210-room full-service Marriott hotel is located on the northwest corner of the same exit as the Hampton Inn. Along Ridge Road is a 83-room Comfort Inn and a 99-room Wellesley Inn. The Partnership's hotel is considered competitive with these lodging properties. Of the Rochester Hampton Inn's competitors, the Wellesley Inn had the lowest estimated 1997 occupancy rate with. The Extended Stay was next with an estimated occupancy rate o 62.3% in 1997. The Marriott. Fairfield Inn and Comfort Inn all had estimated 1997 occupancy rates in the 70% range, with the Marriott at the low end with 71.7%, the Fairfield Inn in the mid-70% with 75.7% and the Comfort Inn with the highest occupancy rate of 77.9%. The average daily rates for 1997 of the Rochester Hampton Inn's competitors ranged from $36.39 for the Extended Stay to $87.83 for the Marriott. The Comfort Inn and Wellesley Inn had average daily rates in 1997 in the low $50.00 range, and the Fairfield Inn had an average daily rate of just over $60.00. A 73-room Courtyard by Marriott and 78-room Residence Inn are under construction within one mile of the Hampton Inn. These properties are expected to open in May, 1998 and are expected to be competitive with the Hampton Inn. In addition, there is a 63-room Fairfield Inn located about 6 miles from the hotel at the Rochester International Airport which is also considered competitive with the Hampton Inn.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

The Rochester property is situated on approximately 2.96 acres and is owned in fee by the Partnership. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $4,100,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data".

PARTNERSHIP PROPERTY -- CHATTANOOGA, TENNESSEE
The third Partnership hotel to be constructed is a 100-room Microtel Inn hotel, opened in September, 1995 in Chattanooga, Tennessee. The hotel has rooms with two double beds as well as with 1 queen size bed. Chattanooga is located in the southeastern region of Tennessee, centrally located within the Tennessee-Alabama-Georgia tri-state area. The region is accessible by highway, water, air and rail transportation systems.

Chattanooga is located in Hamilton County, Tennessee at the crossroads of several major U.S. highways, including Interstates 75, 24 and 59. Atlanta, Birmingham, Nashville and Knoxville are all within 140 miles. The city is within one day's drive of nearly one-third of the major U.S. markets and population. Chattanooga is one of the nation's oldest manufacturing cities, producing a variety of goods, including food, textile and apparel, chemical, fabricated metal, and paper products. Other major industries are represented by the printing and publishing sector, insurance and medical service sectors. Major employers include the Tennessee Valley Authority, the nation's largest utility, Red Food Stores, Provident Life & Accident, McKee Foods, Roper Corporation, Dixie Yarns and Blue Cross/Blue Shield of Tennessee. Tourists to the tri-state region enjoy the area's recreation and attraction resources which include museums and parks, in addition to a number of craft and music festivals, orchestral performances and theatrical productions.

The Microtel Inn hotel is located in the eastern section of the City of Chattanooga. It is located on McCutcheon Road just north of Interstate 75, approximately one-quarter mile from the Shallowford Road exit. Route 11, which parallels I-75, intersects Shallowford Road and is a five lane thoroughfare with heavy commercial development on both sides.

The immediate area in which the Chattanooga Microtel Inn is characterized by a mix of hotels, restaurants, retail, professional office buildings and light industrial facilities. Hamilton Place, Tennessee's largest shopping mall, is within 1 mile of the hotel. There are seventeen hotels located within a one-quarter mile radius of the hotel, with a total of 1,451 rooms. There are eight other lodging properties containing a total of approximately 695 rooms within a one-quarter mile radius of the hotel that were open for the entire 1997 year which the Managing General Partner believes are directly competitive with the Partnership's hotel. These include a 126-room Hampton Inn, a 105-room Fairfield Inn, a 112-room Red Roof Inn, a 75-room Days Inn, a 44-room Ramada Limited, a 132-room La Quinta Inn, a 51-room Holiday Inn Express and a 50-room Sleep Inn. The occupancy and average daily rates for the Red Roof Inn and Sleep Inn are not available. The other five properties generally had average daily rates in the mid to upper $50 range in 1997. The occupancies range from the La Quinta Inn and Days Inn with an occupancy of approximately 55% in 1997, to the Fairfield Inn with with an occupancy of approximately 70% in 1997. During the last quarter of 1997, four new properties opened within about a mile of the hotel. One of the new hotels is a Wingate Inn, which is a full-service suites product that is not considered competitive with the Microtel Inn. Two of the new hotels are budget extended-stay properties, a Hamilton Inn and a Suburban Lodge, which are only somewhat competitive with the Microtel Inn. The fourth new hotel is a Knights Inn, which is considered directly competitive. The Knights Inn opened in December, 1997. In addition, a Holiday Inn, a Courtyard by Marriott and a Country Suites are located near theMicrotel Inn, however the Managing General Partner believes these properties are only indirectly competitive with the Partnership's hotel. There are five budget properties at the next exit north on I-75, a Comfort Inn, Motel 6, Best Western, Quality Inn and Econo Lodge, totaling approximately 400 rooms. While these properties are in a less desirable location, the Managing General Partner believes are considered competitive with the Partnership's hotel.

The property is managed by Essex Partners Inc., the Managing General Partner of the Partnership.

The Chattanooga property is situated on approximately 2.4 acres and is owned in fee by the Partnership. The Partnership sold an approximately one acre parcel of land adjacent to the hotel in 1996. A bank, acting as trustee on behalf of the holders of the Partnership's first mortgage notes, holds a first mortgage on the property, including fixtures, equipment and improvements, in the principal amount of $3,100,000. The first mortgage notes are described below under "Description of Real Estate and Operating Data".



DESCRIPTION OF REAL ESTATE AND OPERATING DATA

Operations of the Birmingham Microtel Inn

LOCATION:            City of Homewood Alabama, south of the City of Birmingham,
                     Alabama

NUMBER OF
GUEST ROOMS:         102-rooms

CONSTRUCTED:         Construction completed in September 1994.

SCHEDULED RENOVATION
EXPENDITURES:        Under the franchise agreement, the hotel may be required by the franchisor to upgrade the property as the franchisor deems necessary but not more than once every five years (at the expense of the Birmingham Microtel Inn) .

AVERAGE OCCUPANCY                                   AVERAGE RENTAL
RATE FOR THE FISCAL                                 RATE FOR THE FISCAL
YEAR ENDED                                          YEAR ENDED
DECEMBER 31, 1997:       68.4%                      DECEMBER 31, 1997:  $34.86
-----------------                                   ------------------

Total Room Revenues
Per Available Rooms
for the Fiscal Year Ended
DECEMBER 31, 1997:       $23.85


OPERATIONS OF THE ROCHESTER HAMPTON INN

LOCATION:               Town of Greece, New York, northwest of the City of
                        Rochester

NUMBER OF
GUEST ROOMS:             118-rooms.

CONSTRUCTED:             Construction completed in April 1995.

Scheduled Renovation
EXPENDITURES:           Under the License Agreement with Promus Hotel,
                        the hotel may be required to make such
                        renovations at any time during the term of the License Agreement (at the expense of the Rochester Hampton Inn) as Promus Hotel deems necessary to upgrade the hotel.

AVERAGE OCCUPANCY                             AVERAGE RENTAL
RATE FOR THE FISCAL                           RATE FOR THE FISCAL
YEAR ENDED                                    YEAR ENDED
DECEMBER 31, 1997:       72.0%                DECEMBER 31, 1997:  $63.89
-----------------                             -----------------


TOTAL ROOM REVENUES
PER AVAILABLE ROOMS
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997:        $46.00


OPERATIONS OF THE CHATTANOOGA MICROTEL INN

LOCATION:            City of Chattanooga, Tennessee

NUMBER OF
GUEST ROOMS:         100-rooms

CONSTUCTED           Construction completed in September, 1995.

SCHEDULED:           Under the franchise agreement, the
RENOVATION           hotel may be required by the franchisor to upgrade the
EXPENDITURES         property as the franchisor deems necessary but not more
                     than once every five years (at the expense of the Chattanooga Microtel Inn) .

AVERAGE OCCUPANCY                                   AVERAGE RENTAL
RATE FOR THE FISCAL                                 RATE FOR THE FISCAL
YEAR ENDED                                          YEAR ENDED
DECEMBER 31, 1997:      67.1%                       DECEMBER 31, 1997:$36.10
-----------------                                   -----------------


TOTAL ROOM REVENUES
PER AVAILABLE ROOMS
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997:      $24.22

Included above is the description of each of the Partnership's hotel properties, except for the description of the first mortgage debt issued by the Partnership to finance the acquisition and development of the hotel properties. The Partnership issued $10,000,000 of 10% first mortgage notes (the "Mortgage Notes"), which are secured by first mortgage liens on each of the hotel properties owned by the Partnership. The Mortgage Notes require monthly payments of interest only at the rate of 10%. All outstanding Mortgage Notes are due and payable upon maturity on December 31, 1998 unless the notes are extended by the Partnership until December 31, 1999 upon the payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon the payment of an additional extension fee equal to 1% of the principal amount outstanding. The Mortgage Notes may be redeemed in whole or in part at the option of the Partnership at any time upon payment of a redemption premium of 1% of the amount of the principal prepayment if the redemption occurs before December 31, 1997, and thereafter without payment of any premium, together with accrued interest to the redemption date. A first mortgage lien is recorded on the Birmingham property in the amount of $2,800,000. A first mortgage lien is recorded on the Rochester property in the amount of $4,100,000. A first mortgage lien is recorded on the Chattanooga property in the amount of $3,100,000. The Partnership may not incur additional mortgage indebtedness if the effect thereof would be to cause the total amount of such indebtedness at any time to exceed the sum of (i) 85 percent of the acquisition and construction cost of all hotels which have not been refinanced and (ii) 85 percent of the aggregate fair market value of all refinanced hotels as determined by the Managing General Partner. This policy can only be changed with an affirmative vote of at least a majority in interest of Limited Partners.

The Managing General Partner obtains property, liability, crime, umbrella, excess umbrella, unowned auto and boiler insurance for each hotel property, as well as workers' compensation insurance. The amount of property insurance obtained is based on the replacement cost of the building and its contents, plus lost income. The liability and umbrella insurance provide coverage up to $15,000,000. In the opinion of the Managing General Partner, the hotel properties are adequately covered by insurance.

The tax basis and depreciation of the Partnership's assets are presented on the following table. The table presents the total amount of each type of asset owned by the Partnership, classified by asset life.

         LIFE                     TAX BASIS           TAX RATE        METHOD
         ----                     ---------           --------        ------
7-year FF&E                          55,606           14.29%          200DB
10-year FF&E                      1,849,493           10%             S/L
20-year land improvements           438,234            5%             S/L
39-year building                      2,176            1.177%         S/L
40-year building                  7,328,937            2.5%           S/L

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the limited partnership units and it is not anticipated that any public market will exist for the units. The Partnership Agreement imposes a number of restrictions on the transferability of limited partnership units, including among others, the following: (1) an assignment may only be made on the first day of a fiscal quarter of the Partnership; (ii) limited partners desiring to assign less than all of their units must assign a sufficient number of units such that, after the assignment, both the assignor and the assignee would hold at least five units (except in cases of inheritanceand family dissolution); (iii) no limited partner units may be assigned if the unit sought to be assigned, when added to the total of all other units assigned within a period of 12 consecutive months prior to the proposed date of assignment, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Internal Revenue Code (dealing with transfers of 50% or more of the outstanding interests of the Partnership); and (iv) no units may be assigned unless, in the opinion of counsel for the Partnership, such proposed assignment could not result in the characterization of the Partnership as "publicly traded" under Section 7704 of the Internal Revenue Code.

Further restrictions on the assignment of limited partnership units are imposed under state securities laws upon the residents of such states, including the requirement of certain states that the suitability standards applied to initial purchasers of the limited partnership units be applied to assignees where the assignment involves residents of such states. In addition, the current Microtel Inn franchise agreement provides that no more than 10% of the total outstanding units of the Partnership may be sold, pledged or otherwise transferred by a limited partner in any single transaction without the franchisor's prior written consent, which may not be unreasonably withheld. The current Hampton Inn license agreement provides that for "publicly-traded equity interest," no consent of the franchisor is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. This franchisor has advised the Partnership that, solely for purposes of the license areement, the limited partnership units would be considered "publicly-traded equity interests" since they were sold in a large real estate syndication transaction.

As of the date of this filing, there are approximately 320 limited partners owning 4,000 limited partnership units. The limited partners received distributions of $62,303 in 1994, $314,415 in 1995, $400,000 in 1996 and
$300,000 in 1997. The Partnership's Mortgage Notes prohibit the Partnership from making distributions (i) at any time when an event of default under the mortgages or the indenture relating to the Mortgage Notes has occurred and is continuing or (ii) unless it has established an adequate reserve to pay any amounts payable under the Mortgage Notes during the month in which the proposed distribution is to occur.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first Partnership hotel to be constructed, a 102-room Microtel Inn hotel in Birmingham, Alabama, opened in September 1994. The two remaining Partnership hotels opened in 1995, a 118-room Hampton Inn in Rochester, New York in April and a 100-room Microtel in Chattanooga in September.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
The major revenue source for the Partnership's hotel properties is room revenues, which generated 95% of the operating revenues for the Partnership in 1997. Room revenues generated are dependent on a hotel property's average occupancy and average daily rate. Room revenues increased 6% in 1997, from $3,532,000 in 1996 to $3,754,000 in 1997.

The Birmingham Microtel Inn achieved an average occupancy rate of 68% in 1997 with an average daily rate of $34.86, as compared with an average occupancy rate of 65% in 1996, and an average daily rate of $34.07. With the increase in both occupancy rate and average daily rate, room revenues increased $61,000. A new manager was hired in the spring of 1996, who made several improvements, which started to have an impact on revenues by the end of the summer of 1996. The property had a very strong winter and spring, with occupancy of 75% through June 1997, compared to 65% during the same period in 1996. Revenues for the first six months of 1997 exceeded the first six months of 1996 by $61,000. Unfortunately, that manager left the property in the spring of 1997. The manager returned to the property in March 1998. During the manager's absence, the performance of the hotel began to deteriote. The revenues for the last six months were the same as the last six months of 1996. Although revenues were the same in the last six of 1997 as the same period in 1996, operating income declined in the last six months of 1997 compared to the same period in 1996 due to ineffective cost controls. With the return of the hotel manager in 1998, the Managing General Partner expects that costs will be better controlled. The revenue for the first two months of 1998 is 8% less than the first two months of 1997. The Managing General Partner expects the property's performance to improve by the summer of 1998. The Birmingham Microtel generated approximately 24% of the Partnership's 1997 room revenues.

The Hampton Inn achieved an average occupancy rate of 72% in 1997 with an average daily rate of $63.89, as compared to an average occupancy rate of 71% in 1996 with an average daily rate of $63.80. With the slight increase in both occupancy and average daily rate, room revenues for 1997 were $18,000 higher than 1996. Although other hotels in the Hampton Inn market segment increased rates in 1997, the Rochester Hampton Inn rates were flat due to the opening of an Extended Stay of America hotel next to the Hampton Inn at the end of 1996. The Extended Stay of America offers long-term customers rates similar to the Hampton Inn. Fortunately, the Hampton Inn lost very few customers to the Extended Stay of America. The major issues facing the Hampton Inn for 1998 are increasing supply in its market and travel reductions by its largest customer. In 1998, a Courtyard by Marriott and Residence Inn will be opening within a mile of the Hampton Inn. The Courtyard is expected to be directly competitive with the Hampton Inn. The Hampton Inn expects it may lose some customers to the Courtyard, but is planning to replace the lost revenue by more aggressively marketing the property and raising rates from 2%-3%. Although the rates for the Courtyard and Residence Inn have not yet been announced, the typical Courtyard and Residence Inn offer rooms at rates higher than those charged at the Hampton Inn. Therefore, the Hampton Inn believes a slight increase in rates will not be detrimental. In addition, the Hampton Inn is planning to add additional signage to better direct customers to the hotel. The Hampton Inn's largest customer is the Eastman Kodak Company. In the fourth quarter 1997, Eastman Kodak announced a goal to reduce corporate travel by 20%. The Hampton Inn felt some of the effects of this through reduced occupancy in December 1997 and January 1998 compared to the same period in the prior year. However, the staff at the Hampton Inn have increased their marketing efforts, with the result that in March 1998, new business has been secured and the occupancy and revenues through March 15, 1998 are higher than either of the last two years. The Hampton Inn generated around 53% of the Partnership's room revenues in 1997.

The average occupancy for the Chattanooga Microtel Inn for 1997, at 67%, was 27% better than the 1996 occupancy rate of 53%. The average daily rate was 5% less, $36.10 as compared to the 1996 average daily rate of $38.10. Revenues increased 19%, from $741,000 in 1996 to $884,000 in 1997. The Managing General Partner believes the improvement was due to extensive marketing efforts by the general manager hired in October 1996. The manager is from the Chattanooga area and has several years of experience in the hotel industry. The manager's efforts were successful on two fronts, both increasing awareness of the property in the Chattanooga community and capitalizing on the rooms with two beds by marketing the property to a broader range of customers. As a result of the manager's affiliations within the Chattanooga community, additional occupancy was obtained by offering packages to guests which included tickets to local tourist attractions. The increased supply entering the market in late 1997 started to impact the hotel by January 1998. The occupancy for January and February 1998 was 37%, compared to occupancy of 52% for the same period in 1997. In response to the increased supply, the Chattanooga Microtel Inn is planning to obtain additional signage to increase awareness of and to direct customers to the hotel, and will be leasing a van. There are several local companies that have expressed an interest in using the Microtel Inn if a means of transportation is provided. Extensive marketing efforts will also be continued in 1998. The Chattanooga Microtel Inn generated around 23% of the Partnership's room revenues in 1997.

The Partnership's operating income increased from a $1,073,000 in 1996 (before depreciation and amortization of $429,000) to $1,254,000 in 1997 (before depreciation and amortization of $434,000) due to the increase in room revenues. Net interest expense in 1997 was the same as in 1996, since the Partnership debt requires payments of interest only at a fixed 10% rate. In 1996, the Partnership sold land adjacent to the Chattanooga Microtel Inn with a cost basis of $154,000 for $87,000 (net of sales commission), resulting in a loss of $67,000. The amortization of debt acquisition costs of $238,000 was also the same as 1996. The Partnership's net loss for 1997 was $415,000, $243,000 less than the net loss in 1996 of $658,000 due to the increase in room revenues and the loss on the sale of land in 1996. The Partnership generated cash flow from operations of $316,000 in 1997, compared to a cash flow of $240,000 in 1996. The net cash used in financing and investing activities was $317,000 in 1997 causing cash to decrease only $1,000. Investing activities included an increase in restricted cash of $35,000, which represented the net increase in the Hampton Inn capital reserve escrow account. Also, capital improvements totalling $48,000 were completed in 1997. Financing activities included the payment of limited partner distributions of $300,000, and a cash overdraft of 66,000 at the end of the 1997. Financing and investing activities in 1996 included capital improvements of $37,000, the payment of $400,000 in limited partner distributions and the receipt of $119,000 of limited partnership capital contributions. The Partnership expects to generate significant cash flow from operations again in 1998.

Total assets decreased $639,000 in 1997 due primarily to the $671,000 in depreciation and amortization. Total liabilities increased $75,000 from an increase due to affiliate. Partners' equity decreased $715,000 from the payment of $300,000 in distributions to limited partners and the 1997 net loss of $415,000.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
Total assets decreased $847,000 in 1996 due primarily to the $667,000 in depreciation and amortization, the sale of land with a cost basis of $154,000 by the Chattanooga Microtel Inn and a $96,000 decrease in cash. Total liabilities increased $92,000 from an increase in accounts payable, accrued expenses and due to affiliate. Partners' equity decreased $939,000 from several factors, the payment of $400,000 in distributions to limited partners and the 1996 net loss of $658,000 which caused a decrease of $1,058,000 in partners' equity, and capital contributions of $119,000 which offset the decrease in partners' equity.

For further information on the properties, please refer to Part I, Item 2. Properties.

YEAR 2000 DISCLOSURE
The Partnership is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, if the Partnership, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Partnership plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

CAPITAL RESOURCES AND LIQUIDITY
The Partnership expects to obtain sufficient liquidity from operations to fund all operating costs. In addition to operations, the Partnership will require liquidity to provide for repayment of outstanding debt. The Partnership's first mortgage notes ("the Mortgage Notes") in the principal amount of $10,000,000 mature on December 31, 1998. The Managing General Partner intends to replace the outstanding Mortgage Notes with first mortgage financing from an institutional lender combined with unsecured subordinated note financing raised through a private offering. The Managing General Partner has made an application to an institutional lender for first mortgage financing in the amount of approximately $7.9 million, and intends to offer unsecured subordinated notes in the amount of approximately $3,100,000 to private investors. The Managing General Partner believes the Partnership can obtain first mortgage financing from an institutional lender given that the Managing General Partner obtained $12 million in institutional financing in 1996 and 1997 for other hotel properties, and a commitment for an additional $4.7 million in institutional financing in 1997. The Managing General Partner, believes given that affiliates of the Managing General Partner have raised debt financing in excess of $32 million from private investors, it is also likely that the Partnership would be able to obtain the necessary note financing. However, if the institutional financing and/or note financing is not available, the Partnership can extend the maturity date of the Mortgage Notes for up to two years upon payment of extension fees.

The Microtel franchise agreements require the Partnership to refurbish and upgrade its Microtel Inn hotels not more than once every five years. The upgrade would include replacing soft goods such as bedspreads and drapes, new carpeting, equipment such the front desk system, telephone system and the key system. The Partnership is replacing soft goods as needed and expects it will satisfy the Microtel franchisor's requirements without any major additional expenditures. The front desk system, telephone system and key system at the Partnership's properties were new at the time the properties were constructed and are expected to meet Franchisor specifications for the next several years. Equipment such as televisions and heating and cooling units are expected to have a life of between five and ten years and can replaced as required. Not all units will need to be replaced in the same year, so that management expects that the expenditures can be spread over several years.

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At December 31, 1997, the capital reserve escrow account was $52,219.


ITEM 7.  FINANCIAL STATEMENTS

The following Partnership financial statements are filed as part of this Report:

    Balance Sheets at December 31, 1997 and 1996
    Statements of Operations for the years ended December 31, 1997 and 1996 Statements of Changes in Partners' Capital for the years ended
              December 31, 1997 and 1996
    Statements of Cash Flows for the years ended December 31, 1997 and 1996 Notes to Financial Statements
    Independent Auditors' Report issued by Coopers & Lybrand, LLP as of and for the year ended December 31, 1997
    Independent Auditors' Report issued by KPMG Peat Marwick LLP as of and for the year ended December 31, 1996

The following Managing General Partner financial statements are filed as part of this Report:

    Balance Sheets at December 31, 1997 and 1996
    Statements of Operations and Changes in Retained Earnings for the
            years ended December 31, 1997 and 1996
    Statements of Cash Flows for the years ended December 31, 1997 and 1996 Notes to Financial Statements
    Independent Auditors' Report









                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                                     -----
                              Financial Statements

                           December 31, 1997 and 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Essex Hospitality Associates III L.P.


We have audited the accompanying balance sheet of Essex Hospitality Associates III L.P. (A Delaware limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1996 were audited by other accountants, who expressed an unqualified opinion on them in their report dated February 13, 1997.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Hospitality Associates III L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







                                          /S/ COOPERS & LYBRAND L.L.P.
                                          ----------------------------

                                          COOPERS & LYBRAND L.L.P.




Rochester, New York

February 20, 1998

                          INDEPENDENT AUDITORS' REPORT



   The Partners
   Essex Hospitality Associates III L.P.:


   We have audited the accompanying balance sheet of Essex Hospitality Associates III L.P. (a Delaware limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Hospitality Associates III L.P. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              KPMG Peat Marwick LLP

   Rochester, New York
   February 13, 1997


ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Balance Sheets
December 31, 1997 and 1996

                                    ASSETS                     1997              1996
                                    ------
                                                        ----------------    ----------------

Investment in real estate, at cost:
     Land                                                 $       1546151   $       1546151
     Land improvements                                             438234            438234
     Buildings                                                    7239290           7247114
     Furniture, fixtures and equipment                            1996925           1941321
                                                          ---------------   ---------------
                                                                 11220600          11172820
     Less accumulated depreciation                                1094296            681714
                                                          ---------------   ---------------
                Net investment in real estate                    10126304          10491106

Cash                                                                26414             27771
Cash - restricted                                                   52219             17115

Deferred costs:
     Debt issuance                                                1131134           1131134
     Franchise fees                                                 85500             85500
                                                          ---------------   ---------------
                                                                  1216634           1216634
     Less accumulated amortization                                 879069            620154
                                                          ---------------   ---------------
                                                                   337565            596480

Other assets                                                       138885            188366
                                                          ---------------   ---------------

                                                          $      10681387   $      11320838
                                                          ===============   ===============

                      LIABILITIES AND PARTNERS' CAPITAL
                      ---------------------------------

Liabilities:
     Cash overdraft                                                 65533              --
     Due to affiliate                                              150069             66238
     Accounts payable and accrued expenses                         137108            211122
     Mortgage notes payable                                      10000000          10000000
                                                          ---------------   ---------------

          Total liabilities                                      10352710          10277360
                                                          ---------------   ---------------

Commitments and contingencies

Partners' capital, net                                             328677           1043478
                                                          ---------------   ---------------

                                                          $      10681387   $      11320838
                                                          ===============   ===============


    The accompanying notes are an integral part of the financial statements.


ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Statements of Operations
For the Years Ended December 31, 1997 and 1996

                                                         1997                1996
                                                    ----------------    ----------------

Revenue
       Room revenue                                 $       3753750     $       3531946


       Telephone and other commissions                       201124              205855
                                                     ---------------     ---------------
               Total income                                 3954874             3737801
                                                     ---------------     ---------------

Operating expenses:
       Room expense                                          995794             1012113
       Depreciation and amortization                         433554              429153
       Administrative expenses                               364096              367514
       Utilities expense                                     209273              205764
       Advertising and promotion                             200623              173752
       Repairs and maintenance                               185677              182103
       Property management fees                              177953              168192
       Property taxes                                        174873              182548
       Telephone and other commissions                       147104              138680
       Royalty fees                                          126028              117550
       Partnership management fees                            49431               46720
       Professional                                           29066               27064
       Insurance                                              26452               28344
       Miscellaneous                                          14355               14594
                                                     ---------------     ---------------
               Total operating expenses                     3134279             3094091
                                                     ---------------     ---------------

Income before interest and loss on sale of land              820595              643710
                                                     ---------------     ---------------

Interest:
       Income                                                  2547                3302
       Expense                                             (1000000)           (1000000)
Loss on sale of land                                       --                    (67218)
Amortization                                                 237943              237943
                                                     ---------------     ---------------

Net loss                                            $       (414801)    $       (658149)
                                                    ================     ===============

Net loss - general partners                         $         (4148)    $         (6581)
                                                    ================     ===============

Net loss - limited partners                         $       (410653)    $       (651868)
                                                    ================     ===============

Net loss per limited partner unit                   $         (103)     $         (163)
                                                    ================     ===============






    The accompanying notes are an integral part of the financial statements.


ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Statements of Changes in Partners' Capital
For the Years Ended December 31, 1997 and 1996


                                                               PARTNERS' CAPITAL (DEFICIT)
                                   -------------------------------------------------------------------------------------
                                                                               NOTES        SYNDICATION        NET
                                                                                                            PARTNERS'
                                    GENERAL       LIMITED        TOTAL      RECEIVABLE         COSTS         CAPITAL
                                   ----------   ------------  ------------  ------------    ------------   -------------


Balance at January 1, 1996         $   22387    $   2603265   $   2625652   $  (151352)   $    (491473)   $    1982827

     Capital contributions             --            --            --           118800          --              118800

     Distribution to Partners         (23232)       (400000)      (423232)       23232          --             (400000)

     Net loss                          (6581)       (651568)      (658149)       --             --             (658149)
                                    ---------    -----------  -----------   ----------    ------------    ------------

Balance at December 31, 1996           (7426)       1551697       1544271        (9320)        (491473)        1043478

     Distribution to Partners          (3030)       (300000)      (303030)        3030          --             (300000)

     Net loss                          (4148)      (4106530)      (414801)       --             --             (414801)
                                    ---------    -----------  -----------  -----------     ------------    ------------

Balance at December 31, 1997       $  (14604)   $    841044   $    826440   $    (6290)    $   (491473)   $    (328677)
                                   =========    ===========   ===========   ==========     ===========    ============




The accompanying notes are an integral part of the financial statements.



ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 1997 and 1996

                                                                    1997                1996
                                                             -----------------    ----------------

Cash flows from operating activities:
     Cash received from customers                             $        4007415    $       3796978
     Cash paid to vendors and employees                               (2694042)          (2560672)
     Interest received                                                    2547               3302
     Interest paid                                                    (1000000)          (1000000)
                                                              ----------------    ---------------

          Net cash provided by operating activities                     315920             239608
                                                              ----------------    ---------------

Cash flows from investing activities:
     Increase in cash - restricted                                      (35104)            (17115)
     Investments in real estate                                         (47780)            (37263)
     Decrease (increase) in deposits                                        74                (25)
                                                              ----------------    ---------------

          Net cash used in investing activities                         (82810)            (54403)
                                                              ----------------    ---------------

Cash flows from financing activities:
     Cash overdraft                                                      65533                 --
     Partners' capital contributions                                      3030             142032
     Distributions to Partners                                         (303030)           (423232
                                                              ----------------    ---------------

          Net cash used in financing activities                        (234467)           (281200)
                                                              ----------------    ---------------

Net decrease in cash                                                     (1357)            (95995)

Cash - beginning of year                                                 27771             123766
                                                              ----------------    ---------------

Cash - end of year                                            $          26414    $         27771
                                                              ================    ===============

Reconciliation of net loss to net cash flows from
     operating activities:
        Net loss                                                       (414801)           (658149)
        Adjustments to reconcile net loss to net cash
     provided by operating activities:
             Depreciation and amortization                              671497             667096
             Loss on sale of land                                         --                67218
             Cash provided (used) by changes in:
                Other assets                                             49407              70945
                Due to affiliate                                         83831              34942
                Accounts payable and accrued expenses                   (74014)             57556
                                                              ----------------    ---------------

                  Net cash provided by operating activities   $         315920    $        239608
                                                              ================    ===============

Supplemental schedule for noncash investing and
     financing activities:
     Receivable from sale of land                             $          --      $         86782
                                                              ===============      ===============




    The accompanying notes are an integral part of the financial statements.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 1997


1.     ORGANIZATION

       Essex Hospitality Associates III L.P. (the Partnership) is a Delaware limited partnership formed in August 1993 for the purpose of purchasing, leasing, or subleasing undeveloped land and constructing, owning and operating up to four new Hampton Inn, Homewood Suites or Microtel hotels under franchises or licenses to be obtained from those national lodging chains. The Partnership financed its activities through a public offering of notes and limited partnership units. Microtel hotels were constructed in Birmingham, Alabama and Chattanooga, Tennessee which began operations in September 1994 and September 1995, respectively. In April 1995, construction of a Hampton Inn hotel in Rochester, New York was completed and the hotel began operations. The Partnership does not anticipate raising additional capital and, therefore, no additional hotels are expected to be developed.

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

             In 1997 and 1996 losses from operations were allocated 99% to the limited partners and 1% to the general partners.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 1997



1.     ORGANIZATION - CONTINUED

       Under the Partnership Agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have received the minimum cumulative return of 8% due through December 31, 1997.

       Under the Partnership's initial offering from 1993 to 1995, Limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing, and other filing costs of $491,473. Cumulative distributions to limited partners through December 31, 1997 were $1,076,718.

       Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and the acquisition and development of the hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners (see Note 6).


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF ACCOUNTING

       The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

       INVESTMENTS IN REAL ESTATE

       Investments in real estate are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

                  Building                           39  Years
                  Land improvements                  15  Years
                  Equipment and furnishings          5-7 Years

       The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

       DEFERRED COSTS

       Costs of issuing the mortgage notes payable are amortized on a straight-line basis over the term of the notes.

       Franchise fees paid for the right to own and operate the hotels are amortized on a straight-line basis over the term of each franchise agreement, beginning when a hotel is placed in service.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 1997


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       SYNDICATION COSTS

       The Partnership incurred legal fees and other costs related to the syndication which were treated as a reduction to Partners' capital. These costs will be included in the Partners' basis upon termination of the Partnership.

       RECOGNITION OF REVENUE

       Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

       ADVERTISING COSTS

       Advertising costs of the Partnership are expensed as incurred. Advertising expense for the years ended December 31, 1997 and 1996 was $200,623 and $173,752, respectively.

       INCOME TAXES

       No provision for income taxes has been provided since any liability is the individual responsibility of the Partners.

       LIMITED PARTNERSHIP PER UNIT DATA

       Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the period. The weighted average number of units outstanding was 4,000 for the years ended December 31, 1997 and 1996.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires managing general partner to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

       RECLASSIFICATIONS

       Certain amounts in the prior year's financial statements were reclassified to conform with the current year's presentation.

3.     SALE OF LAND

       In 1996, the Partnership sold land adjacent to the hotel in Chattanooga with final settlement in January 1997 of $86,782. A loss of $67,218 was recognized on the transaction.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 1997


4.     MORTGAGE NOTES PAYABLE

       Mortgage notes payable bear interest at a rate of 10% per annum and mature December 31, 1998, unless extended by the Partnership to December 31, 1999 upon payment of an extension fee equal to .5% of the principal amount outstanding, or December 31, 2000 upon payment of an extension fee equal to 1% of the principal amount outstanding. The notes are collateralized by first mortgages on the hotels and underlying land.


5.     FRANCHISE, ROYALTY AND MARKETING FEES

       The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel hotels are opened for business by franchisees and up to 3.5% in the event 100 or more Microtel hotels are opened. The monthly royalty fee increased to 3% in 1997. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system.

       The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repairs, and to refurbish and upgrade the hotel not more than once every 5 years to conform to Microtel hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty fees totaled $46,756 in 1997 and $39,027 in 1996 and advertising fees were $17,665 in 1997 and $14,600 in 1996.

       The Partnership also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn Hotel for the Rochester, New York site with a term of twenty years. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on the Hampton Inn on payments received under the license agreement. The Partnership incurred royalty fees of $79,272 in 1997 and $78,523 in 1996. Marketing/reservation fees included in advertising and promotion expense totaled $79,272 in 1997 and $78,523 in 1996.

       Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account at December 31, 1997 and 1996 was $52,219 and $17,115, respectively.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 1997



5.     FRANCHISE, ROYALTY AND MARKETING FEES - CONTINUED

       The franchise agreements impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.


6.     RELATED PARTY TRANSACTIONS

       A summary of the fees earned by Essex Partners in 1997 and 1996 under the terms of the Partnership and management agreements is as follows:



                TYPE OF FEE                             AMOUNT OF FEE                        1997            1996
       ------------------------------  ------------------------------------------------  --------------  --------------

       Property Management Fee         4.5% of gross operating revenues from the hotel    $ 177953       $     168192

       Partnership Management Fee      1.25% of gross operating revenues from the
                                       hotels                                                49431              46720

       Accounting Fee                  $2,025 per month                                      24300              24300
                                                                                          --------        ------------

                                                                                          $ 251684       $     239212

       The accounting fees for the year ended December 31, 1997 and 1996 has been included in administrative expenses.

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


7.     CONTINGENCY

       The Partnership is involved in a litigation matter arising from the normal course of business. In management's opinion, resolution of litigation will not materially affect the Partnership's financial position or results of operations.

                              ESSEX PARTNERS INC.
                         (A Wholly Owned Subsidiary of
                         Essex Investment Group, Inc.)

                              Financial Statements

                           December 31, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

KPMT PEAT MARWICK LLP
     600 Clinton Square
     Rochester, NY  14604











                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Essex Partners Inc.:


We have audited the accompanying balance sheets of Essex Partners Inc. (a wholly owned subsidiary of Essex Investment Group, Inc.) as of December 31, 1997 and 1996, and the related statements of operations and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Partners Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP
February 26, 1998


                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                                 Balance Sheets

                           December 31, 1997 and 1996


               ASSETS                                              1997           1996
               ------                                              ----           ----

Current assets:
    Cash and cash equivalents                                   $  418,458      84,643
    Receivables from partnerships                                  452,187     815,825
    Due from parent and affiliates, net                            318,465        --
    Other                                                            2,630       5,682
                                                                ----------   ---------

              Total current assets                               1,191,740     906,150

Noncurrent receivables from partnerships                           186,146     533,825
Investment in real estate                                          132,844        --
Investments in partnerships                                        543,745     506,224
Deferred tax asset                                                  56,300      48,000
Office furniture and equipment less accumulated
         depreciation of $104,373 in 1997 and $74,560 in 1996       73,545      87,479
                                                                ----------   ---------

                                                                $2,184,320   2,081,678
                                                                ==========   =========

         LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities:
    Accounts payable and accrued expenses                          301,426      40,504
    Due to parent and affiliates, net                                 --       216,006
                                                                ----------   ---------

              Total current liabilities                            301,426     256,510

Accrued partnership contributions                                   87,359      91,770
                                                                ----------   ---------

                                                                   388,785     348,280
                                                                ----------   ---------
Contingencies (note 6)

Stockholder's investment:
    Common stock, par value $.01, authorized 2,000,000
        shares; 100 shares issued and outstanding                        1           1
    Paid-in capital                                                    999         999
    Retained earnings                                            1,794,535   1,732,398
                                                                ----------   ---------
               Total stockholder's investment                    1,795,535   1,733,398
                                                                ----------   ---------
                                                                $2,184,320   2,081,678
                                                                ==========   =========



See accompanying notes to financial statements.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

           Statements of Operations and Changes in Retained Earnings

                 For the years ended December 31, 1997 and 1996


                  1997     1996
Revenues:
   Management and administrative fees                 $ 1,361,325     1,139,551
   Organization, property acquisition, disposition
            and development fees                          960,947       652,156
                                                      -----------     ---------
          Total revenues                                2,322,272     1,791,707
                                                      -----------     ---------

Operating expenses:
    Personnel                                           1,432,460     1,136,218
    Office operations                                     166,720       170,883
    Occupancy                                             145,692       143,666
    Sales and marketing                                    38,152        51,280
    Professional fees                                      40,086        57,594
    Equity in losses of partnerships, net                  85,665        11,290
    Provision for losses on partnership investments
             and receivables                              217,246       210,653
                                                      -----------     ---------
           Total operating expenses                     2,126,021     1,781,584
                                                      -----------     ---------
           Income from operations                         196,251        10,123
                                                      -----------     ---------
Other income (expense):
    Expenses from terminated REIT transaction            (200,000)         --
    Interest income                                        76,948        75,920
    Interest expense                                       (7,062)      (80,743)
                                                       -----------     ---------
                      Total other expense, net           (130,114)       (4,823)
                                                      -----------     ---------
                      Income before income taxes           66,137         5,300

Income taxes                                               35,000         2,000
                                                      -----------     ---------
                      Net income                           31,137         3,300

Retained earnings, beginning of year                    1,732,398     1,729,098
Adjustment pursuant to tax sharing arrangement             31,000          --
                                                      -----------     ---------
Retained earnings, end of year                        $ 1,794,535     1,732,398
                                                      ===========     =========


See accompanying notes to financial statements.



                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                            Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996


                                                                          1997           1996
                                                                          ----           ----
Cash flows from operating activities:
         Net income                                                    $  31,137         3,300
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Equity in losses of partnerships                            85,665        11,290
              Depreciation                                                29,813        25,397
              Provision for losses on partnership investments
                       and receivables                                   217,246       210,653
              Deferred income taxes                                       (8,300)         --
              Adjustment pursuant to tax sharing arrangement              31,000          --
              Cash provided (used) by changes in:
                       Other current assets                                3,052        27,709
                       Accounts payable and accrued expenses             260,922      (144,876)
                       Accrued partnership contributions                  (4,411)      (71,772)
                                                                         -------        ------

                           Net cash provided by operating activities     646,124        61,701
                                                                         -------        ------

Cash flows from investing activities:
         Repayments from (advances to) partnerships, net                 594,614    (1,002,829)
         Purchase of real estate                                        (132,844)         --
         Investments in partnerships                                    (321,830)     (242,500)
         Distributions from partnerships                                  98,101       149,242
         Purchase of office furniture and equipment                      (15,879)      (12,410)
                                                                         -------        ------
                           Net cash provided by (used in)
                                    investing activities                 222,162    (1,108,497)
                                                                         -------        ------
Cash flows from financing activities -
         advances (to) from and parent and affiliates, net              (534,471)      216,006
                                                                         -------        ------
              Net increase (decrease) in cash and
                       cash equivalents                                  333,815      (830,790)

Cash and cash equivalents, beginning of year                              84,643       915,433
                                                                         -------        ------
Cash and cash equivalents, end of year                                 $ 418,458        84,643
                                                                       =========        ======
Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                        $   8,651        86,859
                                                                       =========        ======





See accompanying notes to financial statements.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                         Notes to Financial Statements

                           December 31, 1997 and 1996


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Essex Partners Inc. (the Company) is the managing general partner of partnerships which primarily own and operate hotels, apartment buildings and manufactured home communities (MHCs). In addition to revenues earned as an investor, the Company receives management, administrative, development and other fees for services rendered to the partnerships.

     The Company's parent, Essex Investment Group, Inc. (Essex), is an integrated financial services and real estate company.

     CASH EQUIVALENTS

     Cash equivalents consist of money market accounts.

     INVESTMENTS IN PARTNERSHIPS

     Investments in partnerships are accounted for by the equity method. Any initial partnership capital contribution required by the Company which is payable out of future distributions to the Company is accrued.

     RECOGNITION OF REVENUE

     Organization, property acquisition, disposition, development, management and administrative fees are recognized as earned in accordance with contractual arrangements for each transaction.

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


     The Company is included in the consolidated federal and combined New York State income tax returns of Essex. Essex allocates current federal and state income taxes on a pro rata basis to only its subsidiaries which have taxable income. Any difference between current income taxes determined on a separate company basis in accordance with the asset and liability method and the amount allocated to the Company by Essex is reflected as an adjustment of retained earnings.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES

     INVESTMENTS

     The Company's investments in partnerships as of and for the years ended December 31, 1997 and 1996 by property type are summarized as follows:

                                                       APARTMENTS
                                HOTELS       MHCS      AND OTHER        TOTAL
                                ------       ----      ---------        -----
         1997

Investments at December 31    $ 180,722     304,029      58,994(1)     543,745

Equity in losses                (44,289)    (41,306)        (70)       (85,665)

Investments during the year     105,000     190,000      26,830        321,830

Distributions received           14,015      49,868      34,218         98,101

           1996

Investments at December 31    $ 134,026     205,203     166,995        506,224

Equity in losses                (14,211)     11,162      (8,241)       (11,290)

Investments during the year        --       217,500      25,000        242,500

Distributions received           89,378      23,764      36,100        149,242

(1) In 1997, the Company wrote off $100,543 of an investment in a residential real estate partnership.

Losses of the partnerships include amortization and depreciation of the underlying properties.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES, CONTINUED

     RECEIVABLES

     The Company makes advances to investee partnerships to fund operations as well as in connection with the acquisition and construction of real estate. Such receivables, which are generally due on demand and unsecured, are summarized as follows at December 31, 1997 and 1996:

         Partnership                                       1997           1996
         -----------                                       ----           ----

Essex Geneseo Associates L.P.                         $  276,232         173,293
Essex Microtel LeRay L.P.                                212,995         313,084
Essex Hospitality Associates III L.P.                    149,903          62,784
Essex - Ashford River Oaks L.P.:
         Mortgage note                                      --           270,000
         Advances                                         10,267         472,372
Others                                                   211,936         298,117
                                                         -------         -------

                                                         861,333       1,589,650

Less allowance for losses                                223,000         240,000
                                                         -------         -------

                                                         638,333       1,349,650

Less current portion                                     452,187         815,825
                                                         -------         -------

                                                      $  186,146         533,825
                                                      ==========         =======

     Essex Microtel LeRay L.P. (LeRay) owns and operates a 100-room Microtel hotel located in LeRay, New York. During 1996, the Company advanced $313,084 to LeRay, primarily to reduce outstanding mortgage debt. Cash flow from hotel operations is not anticipated to be sufficient to repay the advances, and therefore, during 1997, the Company wrote off $100,089 of the amount due. Summarized financial information for LeRay as of and for the years ended December 31, 1997 and 1996 follows:

                                                         1997             1996
                                                         ----             ----

Assets                                               $2,064,000       2,170,000
Liabilities                                           1,581,000       1,780,000
Partners capital                                        483,000         390,000
Revenue                                                 605,000         577,000
Net income (loss)                                        93,000        (221,000)
                                                     ==========       =========

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued

(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES, CONTINUED

     The following table summarizes activity in the allowance for losses:

                                                        1997              1996
                                                        ----              ----

             Balance beginning of year               $ 240,000          240,000
             Provisions for losses                     116,703          210,653
             Charges offs, net of recoveries          (133,703)        (210,653)
                                                      --------         --------

                      Balance at end of year         $ 223,000          240,000
                                                     =========          =======

     OPERATIONS

     Fees earned in connection with providing organization, financing, acquisition, development, management, administration and due diligence services to the investee partnerships totaled $2,228,216 in 1997 and $1,726,426 in 1996.

     In 1997, the Company initiated development of a real estate investment trust (REIT) for hotel properties held by certain of the investee partnerships. The Company incurred legal, accounting and other advisory costs in connection with that project. However, as of December 31, 1997, the REIT offering is not expected to be completed and the Company has, therefore, charged $200,000 of those costs to operating expense in 1997.

(3)  INVESTMENT IN REAL ESTATE

     In 1997, the Company purchased an 8% mortgage loan receivable with an outstanding balance of $192,844. The Company purchased the loan at a $60,000 discount, paying $132,844. On February 26, 1998, the Company acquired title to the property through foreclosure sale.

(4)   RELATED PARTY TRANSACTIONS

     The Company provides management and administrative services under contracts with several other entities owned by officers of Essex, earning fees of $94,056 in 1997 and $65,281 in 1996.

(5)   INCOME TAXES

     The components of income tax expense are as follows:

                                      Current           Deferred         Total
                                      -------           --------         -----
               1997:
                  Federal            $ 34,000           (7,000)         27,000
                  State                 9,300           (1,300)          8,000
                                     --------           ------          ------
                                     $ 43,300           (8,300)         35,000
                                     ========           ======          ======
               1996:
                  Federal               1,500             --             1,500
                  State                   500             --               500
                                     --------           ------          ------
                                     $  2,000             --             2,000
                                     ========           ======          ======

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(5)  INCOME TAXES, CONTINUED

     Income taxes differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as follows:

                                                         1997           1996
                                                         ----           ----

          Computed "expected" tax expense               $22,500        1,800
          Increase (decrease) resulting from:
              State taxes, net of Federal income
                  tax benefit                             5,300          330
              Meals and entertainment                     2,400         --
              Officers' life insurance                    4,300         --
              Other                                         500         (130)
                                                        -------        -----
                                                        $35,000        2,000
                                                        =======        =====

     In 1997 and 1996, Essex allocated $12,300 and $2,000 of consolidated current income tax expense to the Company pursuant to the inter-company tax sharing arrangement. The differences between current income taxes allocated to the Company under the tax sharing arrangement and the amounts reflected above in accordance with the asset and liability method are reflected in the accompanying statement of changes in retained earnings as adjustments to retained earnings.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                               1997       1996
                                                               ----       ----

        Deferred tax assets - allowance for uncollectible
            receivables                                       $89,200     96,000
                                                              -------     ------

        Deferred tax liabilities:
            Investment in partnerships                         26,800     42,700
            Depreciation of office furniture and
                 equipment                                      6,100      5,300
                                                              -------     ------
                       Gross deferred tax liabilities          32,900     48,000
                                                              -------     ------
                       Net deferred tax asset                 $56,300     48,000
                                                              =======     ======

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(5)  INCOME TAXES, CONTINUED

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1997.

(6)  CONTINGENCIES

     As the general partner in several partnerships, the Company may, subject to partnership agreement restrictions, be held liable for all recourse debt and obligations of such partnerships to the extent that the obligations are not otherwise funded. The amounts of such contingent liabilities include guarantees of the following partnership obligations at December 31, 1997:

     Essex Microtel Lehigh L.P.

     Mortgage payable to bank, secured by a first mortgage on
         the property                                                $2,543,000

     Essex Hospitality Associates IV L.P.

     Mortgage payable, secured by a first mortgage on the property    1,350,000

     Essex Geneseo Associates L.P.

     Mortgage payable to bank, secured by mortgages on
         the property                                                 4,275,000

     Essex Real Estate Partnership Notes

     Mortgage notes payable to private investors, primarily
         secured by first and second mortgages on certain
         properties                                                     651,000

     Essex Glenmaura L.P.

     Unsecured subordinated notes payable to private investors        1,500,000

     Essex Mobile Home Properties IX L.P.

     Unsecured subordinated notes payable to private investors        1,200,000

     Greenport L.L.C

     Mortgage payable to bank, secured by a first mortgage              135,000
         on the property
     Essex Manufactured Home Communities X L.P.

     Unsecured subordinated notes payable to private investors        1,200,000

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(6)  CONTINGENCIES, CONTINUED

     Although there is no current plan or intention to do so, the capital of the Company is available for withdrawal by Essex. Summarized consolidated financial information for Essex as of and for the years ended December 31, 1997 and 1996 follows:

                                              1997         1996
                                              ----         ----

             Assets                       $ 7,000,000    6,400,000

             Liabilities                    5,200,000    5,200,000

             Total stockholders' equity     1,800,000    1,200,000

             Revenue                       16,700,000   13,900,000

             Net income                       420,000      400,000
                                           ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership's former accountants, KPMG Peat Marwick LLP, were dismissed effective February 13, 1998. KPMG Peat Marwick LLP's reports on the Partnership's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was either such opinion modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was decided by Essex Partners Inc., the Managing General Partner. There were no disagreements with KPMG Peat Marwick LLP through February 13, 1998 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Coopers & Lybrand, LLP was engaged to serve as the Partnership's principal accountants to audit its financial statements by Essex Partners Inc. on February 13, 1998. Although the Partnership has consulted with Coopers & Lybrand regarding accounting matters in connection with accounting issues for affiliated entities, the Partnership did not consult with the new accountants regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Partnership's financial statements.


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

The directors and executive officers of the Managing General Partner, as of March, 1998, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

           NAME          AGE                  POSITION
           ----          ---                  --------
John E. Mooney            53    President, Chief Executive Officer and Director
Jerald P. Eichelberger    54    Executive Vice President, Secretary and Director
Richard C. Brienzi        40    Senior Vice President, Treasurer, Chief
                                Operating Officer of the Multi-Family Division
                                and Director
Barbara J. Purvis         44    Senior Vice President and Director
James A. Young            49    First Vice President Hotel Operations

Mr. Mooney has been the President, Chief Executive Officer and a Director of the General Partner since its formation in December, 1986. Mr. Mooney is also the President, Chief Executive Officer and a Director of Essex, and has served in that capacity since its formation in January, 1987. His investment experience includes serving as an individual general partner of over 45 real estate limited partnerships, 10 oil and gas limited partnerships, and 3 venture funds. He is the Chairman of the Board of Moscom Corporation. In addition, he is a Director of Performance Technologies, Inc., the Greater Rochester Housing Partnership and the Monroe County Industrial Development Agency. He is also Chairman of the Executive Committee of Genesee Capital, Inc., a Small Business Investment Company in the Rochester, New York area.

Mr. Eichelberger has been the Executive Vice President and Director of the General Partner since its formation in December, 1986. Mr. Eichelberger has also been an Officer and Director of Essex since its formation in January, 1987. Mr. Eichelberger has been an individual general partner in several real estate limited partnerships, one oil and gas partnership, and one venture capital fund. He is a Director of Genesee Capital, Inc. and St. Joseph's Villa.

Mr. Brienzi joined Essex in April of 1993, and was appointed Vice President, Treasurer and Chief Financial Officer in September, 1993. Prior to joining Essex, from 1988 to 1993, he was the Chief Financial Officer of DiMarco Constructors Corporation. While at DiMarco he established Baldwin Real Estate Corp., a subsidiary which manages the properties of the DiMarco Group. He is a member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and Construction Financial Management Association.

Ms. Purvis has been a Vice President and Director of the General Partner and Essex since their formation. She is a Director of Genesee Capital, Inc. and serves on the boards of a number of not-for-profit agencies.

Mr. Young joined Essex in August of 1993, and is responsible for hotel management and operations. Mr. Young was appointed Vice President in September, 1993. From 1990 to 1993 he worked for the Georgetown University, first as General Manager of the Georgetown University Hotel and Conference Center, then as Executive Director of Auxiliary Services of Georgetown University.

Another significant employee of the General Partner, as of March, 1998, is as follows. Brief summaries of their business experience and certain other information are set forth following the table.

           NAME           AGE            POSITION
           ----           ---            --------
Lorrie L. LoFaso           41         Assistant Secretary and Vice President

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


ITEM 10.  EXECUTIVE COMPENSATION

The Partnership has approximately 80 employees who work at the three Partnership hotels. The Partnership and its hotel properties are managed by its Managing General Partner. The Partnership has not paid (or accrued) any cash or other compensation to any executive officer of the Managing General Partner for services rendered to the Partnership during the year ended December 31, 1997. The Partnership has no pension, option or other benefit plans and no cash or non-cash compensation was paid or distributed, or is proposed to be paid or distributed in the future, by the Partnership to any executive officer of the Managing General Partner pursuant to any benefit plan.

The Managing General Partner is the property manager for each of the Partnership's properties. The management agreements describe the property manager's responsibilities and fees. Under the management agreements, the Managing General Partner receives a monthly management fee of 4.5% of gross revenues, and a monthly accounting fee of $675 from each property. Total fees paid under the management agreements in 1997 were $202,300.

The Managing General Partner also receives a partnership management fee of 1.25% of gross revenues under section 4.07 of the Partnership Agreement. Total partnership management fees in 1997 were $49,000.

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

The following table sets forth the interests in the Partnership held by executive officers and directors of the Managing General Partner as of March 20, 1998:

                              NAME AND ADDRESS OF
TITLE OF CLASS                   BENEFICIAL OWNER          PERCENTAGE
--------------                   ----------------          ----------

6 limited partnership units    Jerald P. Eichelberger (1)       .2%
                               22 Autumn Wood
                               Rochester, New York   14624

General Partner interests      Essex Partners and
                               John E. Mooney                    1%
                               100 Corporate Woods
                               Rochester, New York   14623

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

Item 12.   Certain Relationships and Related Transactions

The Managing General Partner and Essex Capital Markets Inc., an affiliate of the Managing General Partner, have received (or accrued) certain fees and reimbursements from the Partnership for the years ended December 31, 1997 and 1996:


TYPE OF FEE       AMOUNT OF FEE            1997         1996
-----------       -------------            ----         ----

Property        4.5% of gross revenues   $177,953      168,192
management      of the properties
fees

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of New York on March 30, 1998.

                              ESSEX HOSPITALITY ASSOCIATES III L.P.
                              By:      Essex Partners Inc.
                              Its:     Managing General Partner

                              By:      /S/JOHN E. MOONEY
                                       John E. Mooney
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:   March 30, 1998       Principal Executive Officer of
                              Managing General Partner:

                              /S/JOHN E. MOONEY
                              John E. Mooney
                              President and Chief
                              Executive Officer


Dated:   March 30, 1998       Principal Financial and Accounting
                              Officer of Partnership

                              /S/LORRIE L. LOFASO
                              Lorrie L. LoFaso
                              Principal Accounting Officer

               The Board of Directors of Managing General Partner:



Dated:   March 30, 1998                /S/JOHN E. MOONEY
                                       John E. Mooney, Director



Dated:   March 30, 1998                /S/JERALD P. EICHELBERGER
                                       Jerald P. Eichelberger, Director



Dated:   March 30, 1998                /S/BARBARA J. PURVIS
                                       Barbara J. Purvis, Director



Dated:   March 30, 1998                /S/RICHARD C. BRIENZI
                                       Richard C. Brienzi, Director



                                       The Individual General Partner of Essex
                                       Hospitality Associates III L.P.:



Dated:   March 30, 1998                /S/JOHN E. MOONEY
                                       John E. Mooney, General Partner

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

     10-9* Form of License Agreement to be entered into between Essex Hospitality Associates III L.P. and the Hampton Inn Hotel Division of Embassy Suites, Inc. (Filed as Exhibit 28(C) to the Registration Statement on Form S-1 of Essex Hospitality Associates III L.P., SEC File No. 33-67848)

     10-10* Fee Mortgage and Security Agreement, dated June 28, 1994, as modified on March 30, 1995, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Rochester, New York property. (Filed as Exhibit 10-10 to form 10KSB for fiscal year ended December 31, 1994.)

     10-11* Fee Mortgage and Security Agreement, dated December 30, 1994, between the Partnership and Manufacturers and Traders Trust Company, as Trustee relating to the Chattanooga, Tennessee property. (Filed as Exhibit 10-11 to form 10KSB for fiscal year ended December 31, 1994.)

     10-12* Construction contract for the Birmingham property, dated April 1, 1994 between the Partnership and Potter Builders, Inc. (Filed as Exhibit10-12 to form 10KSB for fiscal year ended December 31, 1994.)

     10-13* Construction contract for the Rochester property, dated August 15, 1994 between the Partnership and DiMarco Constructors, Inc. (Filed as Exhibit 10-13 to form 10KSB for fiscal year ended December 31, 1994.)

     10-14* Construction contract for the Chattanooga property, dated April 15, 1995 between the Partnership and Bunkoff General Contractors. (Filed as Exhibit 10-14 to form 10KSB for fiscal year ended December 31, 1995.)

     27     Financial Data Schedule


(b)  No Form 8-K was filed during the quarter ended December 31, 1997.



*    Incorporated by reference