Form 10QSB
period 1998-03-31
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1998-05-13
CIK 911217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

               Yes          X                              No
                         -------                              -------

As of May 11, 1998 of 4,000 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

 Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                             March 31, 1998 and 1997

                      Assets                                1998           1997
                      ------                                ----           ----
Investments in real estate, at cost
             Land                                      1,546,151      1,546,151
             Land improvements                           438,234        438,234
             Buildings                                 7,239,290      7,247,114
             Furniture, fixtures and equipment         1,998,308      1,946,757
                                                      ----------     ----------
                                                      11,221,983     11,178,256
             Less:accumulated depreciation            (1,193,289)      (779,881)
                                                      ----------     ----------
                Net investments in real estate        10,028,694     10,398,375

Cash and cash equivalents                                 10,486         48,069

Deferred costs:
             Debt issuance costs                       1,085,289      1,060,289
             Franchise fees                               85,500         85,500
             Other deferred costs                         70,846         70,846
                                                      ----------     ----------
                Total deferred costs                   1,241,635      1,216,635
             Less: accumulated amortization             (943,799)      (684,884)
                                                      ----------     ----------
                                                         297,836        531,751

Other assets                                             171,476        161,804
                                                      ----------     ----------

Total assets                                          10,508,492     11,139,999
                                                     ===========    ===========

               Liabilities and Partners' Capital
               ---------------------------------
Accounts payable and accrued expenses                    155,232        217,299
Accounts payable - construction                             --           17,500
Due to affiliate                                         245,000         45,000
Mortgage notes payable (note 5 and 7)                 10,000,000     10,000,000
                             -     -                  ----------     ----------
                Total liabilities                     10,400,232     10,279,799
                                                      ----------     ----------

Commitments (note 5)

Partners' capital                                        114,550        869,520
             Less notes receivable from partners          (6,290)        (9,320)
                                                      ----------     ----------
                Total partners' capital                  108,260        860,200
                                                      ----------     ----------
Total liabilities and partners' capital               10,508,492     11,139,999
                                                     ===========    ===========

                      Essex Hospitality Associates III L.P.
                            Statements of Operations
                 For the Quarters Ended March 31, 1998 and 1997

                                                           1998            1997
                                                           ----            ----

INCOME
       Rooms                                            765,605         801,776
       Other income                                      41,214          43,704
                                                      ----------     ----------
          Total income                                  806,819         845,480

EXPENSES
       Rooms                                            215,664         223,562
       Commissions expenses                              32,288          30,127
       Advertising and promotion                         47,417          36,093
       Repairs and maintenance                           38,910          35,316
       Utilities                                         54,363          62,269
       Administrative and general                        82,030          77,494
       Property taxes                                    57,667          70,870
       Insurance                                          7,027           6,134
       Franchises fees                                   23,199          23,805
       Property management fees                          35,245          31,980
       Miscellaneous                                     20,453          18,446
       Depreciation and amortization                    104,231         103,411
                                                      ----------     ----------
          Total expenses                                718,494         719,507
                                                      ----------     ----------

             Operating income                            88,325         125,973

Interest:
       Income                                               746             235
       Expense                                         (250,000)       (250,000)
       Amortization                                     (59,487)        (59,487)
                                                      ----------     ----------
                                                       (308,741)       (309,252)
                                                      ----------     ----------

NET LOSS                                               (220,416)       (183,279)
                                                       ========        ========

Net loss allocated to:
       General partners                                  (2,204)         (1,833)
       Limited partners                                (218,212)       (181,446)
                                                      ----------     ----------
                                                       (220,416)       (183,279)
                                                      =========      ==========

Net loss per limited partner unit                           (55)            (46)
                                                      =========      ==========

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1998 and 1997


                                                               1998       1997
                                                               ----       ----
Cash flows from operating activities
       Cash received from customers                         792,635     817,369
       Cash paid to suppliers                              (614,612)   (642,773)
       Interest received                                        746         235
       Interest paid                                       (250,000)   (250,000)
                                                           --------    --------
          Net cash from operating activities                (71,231)    (75,169)
                                                            -------     -------

Cash flows from investing activities
       Payments for fixed asset additions                    (1,383)     (5,436)
       Cash received from land sale                             --       83,788
                                                           --------    --------
          Net cash used in investing activities              (1,383)     78,352
                                                           --------    --------

Cash flows from financing activities
       Payments for debt acquisition costs                  (25,000)       --

       Advances from affiliates                              95,000        --
                                                           --------    --------
          Net cash from financing activities                 70,000        --
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (2,614)      3,183

Cash and cash equivalents - beginning of period              13,100      44,886
                                                           --------    --------

Cash and cash equivalents - end of period                    10,486      48,069
                                                           ========    ========


Reconciliation of net income to net cash flows
----------------------------------------------
   from operating activities:
   --------------------------

Net income                                                 (220,416)   (183,279)

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
       Depreciation and amortization                        163,718     162,898
       Changes in:
          Accounts payable and accrued expenses              18,055       2,440
          Shortterm assets                                  (32,588)    (57,228)
                                                           --------    --------
                                                            (71,231)    (75,169)
                                                           ========    ========

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                             March 31, 1998 and 1997

(1)     ORGANIZATION

        Essex Hospitality Associates III L.P. (the Partnership) is a Delaware limited partnership formed in August 1993 for the purpose of purchasing, leasing or subleasing undeveloped land and constructing, owning and operating up to four new Hampton Inn, Homewood Suites or Microtel hotels under franchises or licenses to be obtained from these national lodging chains. The Partnership financed its activities through a public offering of notes and limited partnership units. Microtel hotels were constructed in Birmingham, Alabama and Chattanooga, Tennessee and began operations in September 1994 and September 1995, respectively. In April 1995, construction of a Hampton Inn hotel in Rochester, New York was completed and the hotel began operations. The Partnership does not anticipate raising additional capital and, therefore, no additional hotels are expected to be developed.

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

            Income from operations will be allocated 99% to the limited partners and 1% to the general partners until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partners. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to his or her pro rata share of the nondeductible syndication expenses and sale commissions and 1% to the general partners. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
( A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS MARCH 31, 1998 AND 1997
PAGE 2

(1)     ORGANIZATION (CONTINUED)

        In 1997 and 1996, losses from operations were allocated 99% to the limited partners and 1% to the general partners.

        Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have not received the minimum cumulative return of 8% due as of March 31, 1998.

        Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473. Cumulative distributions to limited partners through March 31, 1998 were $1,076,718.

        Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and the acquisition and development of hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners (see note 6).


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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS MARCH 31, 1998 AND 1997
PAGE 3

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Franchise fees paid for the right to own and operate the hotels are amortized on a straight-line basis over the term of the franchise agreement, beginning when the hotel is placed in service.

        Syndication Costs
        -----------------

        The Partnership incurred legal fees and other costs related to the syndication which were treated as a reduction to Partners' capital. These costs will be included in the Partners' basis upon termination of the Partnership

        Advertising Costs
        -----------------

        Advertising costs of the Partnership are expensed as incurred. Advertising expense for the quarters ended March 31, 1998 and 1997 was $47,417 and $36,093, respectively.

        Income Taxes
        ------------

        No provision for income taxes has been provided since any liability is the individual responsibility of the Partners.

        Use of Estimates in the Preparation of Financial Statements
        -----------------------------------------------------------

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS MARCH 31, 1998 AND 1997
PAGE 4


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


(5)     FRANCHISE, ROYALTY AND MARKETING FEES

        The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel Inn hotels are opened for business by franchisees and up to 3.5% in the event 100 or more Microtel Inn hotels are opened. The monthly royalty fee increased to 3% in 1997. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system.

        The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel Inn hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty fees totaled $9,386 in the first quarter of 1998 and $8,922 in the first quarter of 1997 and advertising fees were $3,128 in the first quarter of 1998 and $3,569 in the first quarter of 1997.

        The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty fees of $13,813 in the first quarter of 1998 and $14,883 in the first quarter of 1997. Marketing/reservations fees included in advertising and promotion expenses totaled $13,813 in the first quarter of 1998 and $14,883 in the first quarter of 1997.

        Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS MARCH 31, 1998 AND 1997
PAGE 5

        product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The capital reserve cash escrow account at March 31, 1998 and 1997 was $52,932 and $17,230, respectively.

        The franchise agreement impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.


(6)     RELATED PARTY TRANSACTIONS

        A summary of the fees earned by Essex Partners in the first quarter of 1998 and 1997 under the terms of the Partnership and management agreements is as follows:



Type of Fee                Amount of Fee                          1998      1997
-----------                -------------                          ----      ----

Property Management        4.5% of gross operating revenues    $35,245   $33,759
Fee                        from the hotels

Partnership                1.25% of gross operating revenues     9,789    10,010
Management Fee             from the hotels

Accounting Fee             $2,025 per month                      6,075     6,075

                                                               $51,109   $49,844
                                                               =======   =======



       The accounting fees for the quarters ended March 31, 1998 and 1997 has been included in the administrative expenses.

       In addition, Essex Partners will received refinancing fees equal to 1% of the gross proceeds from any refinancing of the hotels and a sale fee of up to 3% of the gross price if the hotel is sold.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS MARCH 31, 1998 AND 1997
PAGE 6


 (7)   SUBSEQUENT EVENT

       On May 11, 1998, the Partnership obtained first mortgage financing from a bank for $7,560,000. The term of the loan is 10 years. Interest accrues at the rate of 7.86% per annum. Principal and interest payments are due monthly based on a 25-year amortization. The Partnership is also required to contribute 4% of gross revenues to a replacement reserve on a monthly basis. The loan is collateralized by the Partnership's real and personal property and certain other assets. Mortgage notes in the principal amount of $8,707,000 were repaid from the proceeds of the new first mortgage financing and a bridge loan of $1,461,000 from Essex Partners. The remaining $1,293,000 of mortgage notes were exchanged for subordinated notes. The Partnership is offering up to $3,500,000 of subordinated notes in a private offering. The offering provided mortgage note holders the option to exchange their mortgage notes for subordinated notes. The proceeds from the offering will be used to pay the costs of the offering, repay the bridge loan from Essex Partners, repay up to $150,000 in advances from affiliate and provide up to $460,000 in working capital and reserves for the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

The Partnership was formed on August 2, 1993. In 1995, it completed its public offering of first mortgage notes and limited partnership units, raising $13,986,320. The first Partnership property, a 102-room Microtel hotel in Birmingham, Alabama, opened in September, 1994. The two remaining Partnership properties opened in 1995, a 118- room Hampton Inn in Rochester, New York in April and a 100-room Microtel in Chattanooga in September.

The major revenue source for the Partnership's properties is room revenues, which generated 95% of the operating revenues for the Partnership in the first quarter, 1998. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the first quarter 1998 were 5% lower than the first quarter, 1997. Room revenues at the Birmingham Microtel Inn and Chattanooga Microtel Inn properties decreased compared to 1997.

The Birmingham Microtel Inn achieved an average occupancy of 62% for the quarter with an average daily rate of $36.49, as compared with an average occupancy of 74% in the first quarter, 1997, and an average daily rate of $33.11. The decrease in occupancy produced a $16,000 decrease in room revenues. A new manager was hired in the spring of 1996, who made several improvements, which started to have an impact on revenues by the end of the summer of 1996. The property had a very strong winter and spring, with occupancy of 75% through June 1997, compared to 65% during the same period in 1996. Revenues for the first six months of 1997 exceeded the first six months of 1996 by $61,000. Unfortunately, that manager left the property in the spring of 1997. The manager returned to the property in March 1998. During the manager's absence, the performance of the hotel began to deteriote. The revenues for the last six months were the same as the last six months of 1996. Although revenues were the same in the last six of 1997 as the same period in 1996, operating income declined in the last six months of 1997 compared to the same period in 1996 due to ineffective cost controls. With the return of the hotel manager in 1998, the Managing General Partner expects that costs will be better controlled. The Managing General Partner expects the property's performance to improve by the summer of 1998. The Birmingham Microtel generated approximately 27% of the Partnership's room revenues for the quarter, compared to 28% in the first quarter, 1997.

The Hampton Inn achieved an average occupancy of 63% for the quarter, with an average daily rate of $61.20, compared with an average occupancy of 60% for the first quarter 1997 and an average daily rate of $61.59. The increase in occupancy and average daily rate caused room revenues to increase by $20,100. The major issues facing the Hampton Inn for 1998 are increasing supply in its market and travel reductions by its largest customer. In 1998, a Courtyard by Marriott and Residence Inn will be opening within a mile of the Hampton Inn. The Courtyard is expected to be directly competitive with the Hampton Inn. The Hampton Inn expects it may lose some customers to the Courtyard, but is planning to replace the lost revenue by more aggressively marketing the property and raising rates from 2%-3%. Although the rates for the Courtyard and Residence Inn have not yet been announced, the typical Courtyard and Residence Inn offer rooms at rates higher than those charged at the Hampton Inn. Therefore, the Hampton Inn believes a slight increase in rates will not be detrimental. In addition, the Hampton Inn is planning to add additional signage to better direct customers to the hotel. The Hampton Inn's largest customer is the Eastman Kodak Company. In the fourth quarter 1997, Eastman Kodak announced a goal to reduce corporate travel by 20%. The Hampton Inn felt some of the effects of this through reduced occupancy in December 1997 and January 1998 compared to the same period in the prior year. The Eastman Kodak travel increased in February to close to the levels of prior years. With the uncertainty of the Eastman Kodak travel, the staff at the Hampton Inn have increased their marketing efforts and are also securing new business. The Hampton Inn generated around 54% of the Partnership's room revenues for the quarter, compared to 49% for the first quarter, 1997.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 41% with an average daily rate of $39.72, compared to the first quarter 1997 when occupancy was 58% with an average daily rate of $36.18. The supply of hotel rooms in the Chattanooga area has increased, which is contributing to the reduction in occupancy at the Microtel Inn. In response to the increased supply, the Chattanooga Microtel Inn is planning to obtain additional signage to increase awareness of and to direct customers to the hotel, and will be leasing a van. There are several local companies that have expressed an interest in using the Microtel Inn if a means of transportation is provided. Extensive marketing efforts will also be continued in 1998. The Chattanooga Microtel Inn generated around 19% of the Partnership's room revenues for the quarter, compared to 23% for the first quarter, 1997.

Operating income for the first quarter decreased $37,600 over the first quarter 1997, to $88,300 due to the reduction in revenues. Interest expense remained at $250,000, since the partnership's mortgages require payments of interest only at a fixed rate of 10%. The Partnership's net loss for the quarter was $220,400, $37,100 less than the net loss of $183,300 in the first quarter, 1997. The Partnership used cash of $71,000 in operations, compared to $75,000 in the first quarter, 1997. Investing activities required cash of $1,000 in the first quarter 1998, for asset replacements. In 1996, investing activities provided cash of $78,000 in the first quarter, primarily from the receipt of the proceeds from the sale of land in Chattanooga. Financing activities provided $70,000 in cash in the first quarter, 1998. Significant financing activities for the first quarter 1998 included the payment of $25,000 for debt acquisition costs and the receipt of advances of $95,000 from the Managing General Partner. There were no financing activities in the first quarter 1997. The Partnership's cash and cash equivalents decreased $3,000 in the first quarter, 1998, compared to an increase of $48,000 in 1997.

Total assets decreased $632,000 in the first quarter, 1997 due primarily to the $672,000 increase in depreciation and amortization. Total liabilities increased $120,000 from an increase in due to affiliate. Accounts payable and accrued expenses decreased $80,000. Partners' equity decreased $752,000 from two factors, the payment of $300,000 in distributions to limited partners and the net losses of $452,000 generated between April 1, 1997 and March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY
The Partnership expects to obtain sufficient liquidity from operations to fund all operating costs. In addition to operations, the Partnership will require liquidity to provide for repayment of outstanding debt. The Partnership's first mortgage notes in the principal amount of $10,000,000 mature on December 31, 1998. The Managing General Partner is in the process of replacing the first mortgage notes with a combination of institutional first mortgage financing and subordinated notes. The institutional financing transaction closed on May 11, 1998, providing first mortgage financing of $7,560,000. The first mortgage financing is secured by first mortgage liens on the Partnership's hotel properties. The term of the first mortgage loan is 10 years. The first mortgage loan will accrue interest at the rate of 7.86% per annum. Principal and interest payments are due monthly based on a 25-year amortization. The partnership is also required to contribute 4% of gross revenues to a replacement reserve on a monthly basis. Mortgage notes in the principal amount of $8,707,000 were repaid with the proceeds from the institutional first mortgage financing and a bridge loan from the Managing General Partner in the amount of $1,461,000. The Partnership is in the process of offering subordinated notes of up $3,500,000 to investors. The offering provided the option for mortgage note holders to exchange their mortgage notes for subordinated notes. Mortgage note holders holding $1,293,000 of mortgage notes exchanged mortgage notes for subordinated notes. The proceeds from the subordinated note offering will be used to pay the costs of the offering, repay the bridge loan (with interest at a variable rate equal to Essex Partner's cost of funds, which is presently the prime rate as quoted by Manufacturers and Traders Trust Company plus 0.5%), repay $150,000 of advances from Essex Partners and provide reserves and working capital of up to $460,000 to the Partnership. The subordinated notes are general unsecured obligations of the Partnership. The subordinated notes will accrue interest at the rate of 9.75% per annum. Payments of accrued interest will be made monthly in arrears. The principal balance is due and payable on April 30, 2004. Payment of principal may be extended for one year upon payment of a 0.5% extension fee on or before April 30, 2004. The Partnership may prepay the subordinated notes at any time without premium or penalty, provided that any such prepayment shall be made to all holders of the subordinated notes on a pro-rata basis.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross room revenues generated by the Hampton Inn hotel. The reserve will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations, and the reserve should be sufficient to fund major capital improvements as required. At March 31, 1998, the capital reserve escrow account was $53,200. The deposit required for 1998 will be made from proceeds of the subordinated note offering.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None


ITEM 5.  OTHER INFORMATION
-------  -----------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     a.  EXHIBITS
         --------

         None

     b.  REPORTS ON FORM 8-K
         -------------------

         There was one report 8-K filed in the first quarter, 1998. The report was dated February 13, 1998 and described a change in accountants for the Partnership. There were no financial statements included.



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


                                     ESSEX HOSPITALITY ASSOCIATES III L.P.
                                     -------------------------------------
                                                 Registrant



Dated:   May 14, 1998                /S/ LORRIE L. LOFASO
                                     --------------------
                                     Essex Hospitality Associates III L.P.
                                     Essex Partners Inc.
                                     Lorrie L. LoFaso
                                     Vice President and Chief Accounting Officer