Form 10QSB
period 1998-06-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1998-08-14
CIK 911217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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

As of August 12, 1998 4,000 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

 Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                             June 30, 1998 and 1997


                            ASSETS                          1998           1997
                            -------                         -----          ----
Investments in real estate, at cost
       Land and land improvements                         1,984,385      1,984,385
       Buildings                                          7,239,290      7,250,564
       Furniture, fixtures and equipment                  2,009,843      1,966,558
                                                        -----------    -----------
                                                         11,233,518     11,201,507
       Less:accumulated depreciation                     (1,292,280)      (878,051)
                                                        -----------    -----------
          Net investments in real estate                  9,941,238     10,323,456

Cash and cash equivalents                                   251,343        116,774

Deferred costs:
       Debt issuance costs                                  344,980      1,060,289
       Franchise fees                                        85,500         85,500
       Other deferred costs                                  70,846         70,846
                                                        -----------    -----------
          Total deferred costs                              501,326      1,216,635
       Less: accumulated amortization                       (84,143)      (749,613)
                                                        -----------    -----------
                                                            417,183        467,022

Other assets                                                174,463        164,312
                                                        -----------    -----------

Total assets                                             10,784,227     11,071,564
                                                        ===========    ===========


                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Accounts payable and accrued expenses                       183,868        215,947
Accounts payable - construction                                --           17,500
Due to affiliate                                            228,056        104,111
First mortgage payable                                    7,655,519           --
Subordinated notes                                        2,736,000           --
Mortgage notes payable                                         --       10,000,000
                                                        -----------    -----------
                 Total liabilities                       10,803,443     10,337,558
                                                        -----------    -----------

Commitments (note 5)

Partners' capital                                           (12,926)       742,315
       Less notes receivable from partners                   (6,290)        (8,310)
                                                        -----------    -----------
          Total partners' capital                           (19,216)       734,005
                                                        -----------    -----------

Total liabilities and partners' capital                  10,784,227     11,071,564
                                                        ===========    ===========



            See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                              Statements of Income
                  For the Quarters Ended June 30, 1998 and 1997


                                                    1998         1997
                                                    -----        ----
Income
        Rooms                                      986,991     1,068,151
        Other income                                40,216        55,105
                                                ----------    ----------
           Total income                          1,027,207     1,123,256

Expenses
        Rooms                                      227,025       259,639
        Administrative and general                  99,174       101,285
        Property taxes                              57,667        70,870
        Repairs and maintenance                     50,048        54,388
        Advertising and promotion                   51,023        50,957
        Management fees                             44,365        50,731
        Utilities                                   44,947        48,185
        Commissions expenses                        36,176        38,068
        Franchises fees                             33,278        32,504
        Partnership management fees                 12,324        13,461
        Insurance                                    3,872         4,222
        Depreciation & amortization                104,231       103,411
        Miscellaneous                               20,371        12,757
                                                ----------    ----------
           Total expenses                          784,500       840,478
                                                ----------    ----------

              Operating income                     242,707       282,778

Interest
        Income                                         726           514
        Expense                                   (175,518)     (250,000)
        Amortization                              (195,391)      (59,487)
                                                ----------    ----------
                                                  (370,183)     (308,973)
                                                ----------    ----------

NET INCOME (LOSS)                                 (127,476)      (26,195)
                                                ==========    ==========

Net income (loss) - general partners                (1,275)         (262)
Net income (loss) - limited partners              (126,202)      (25,933)
                                                ----------    ----------
                                                  (127,476)      (26,195)
                                                ==========    ==========

Net income (loss) per unit - limited partners          (32)           (6)
                                                ==========    ==========





 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
                  For the Quarters Ended June 30, 1998 and 1997


                                                                               1998          1997
                                                                               ----          ----
Cash flows from operating activities
       Cash received from customers                                          1,018,287     1,098,488
       Cash paid to suppliers                                                 (638,568)     (716,201)
       Interest received                                                           726           514
       Interest paid                                                          (165,803)     (250,000)
                                                                            ----------    ----------
          Net cash provided by operating activities                            214,642       132,801
                                                                            ----------    ----------

Cash flows from investing activities
       Payments for fixed asset additions                                      (18,663)      (23,251)
                                                                            ----------    ----------
          Net cash used in investing activities                                (18,663)      (23,251)
                                                                            ----------    ----------

Cash flows from financing activities
       Partner capital contributions                                              --           1,010
       Payments for debt acquisition costs                                    (319,980)         --
       Repayment of mortgage notes, net of exchanges                        (8,707,000)         --
       Proceeds from subordinated notes, net of exchanges                    1,545,000          --
       Proceeds from first mortgage financing, net of repayments             7,553,519          --
       Proceeds from bridge loan, net of repayments                             69,440          --
       Repayments of advances from affiliate                                   (96,100)       59,155
       Partner distributions                                                      --        (101,010)
                                                                            ----------    ----------
          Net cash used in financing activities                                 44,879       (40,845)
                                                                            ----------    ----------

Net increase (decrease) in cash and cash equivalents                           240,858        68,705

Cash and cash equivalents - beginning of period                                 10,486        48,069
                                                                            ----------    ----------

Cash and cash equivalents - end of period                                      251,344       116,774
                                                                            ==========    ==========


RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      (127,476)      (26,195)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                           299,622       162,898
       Changes in:
          Accounts payable                                                      38,351        (1,396)
          Other assets                                                           4,145        (2,506)
                                                                            ----------    ----------
                                                                               214,642       132,801
                                                                            ==========    ==========

 See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                             June 30, 1998 and 1997

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1998 AND 1997
PAGE 2

(1)     ORGANIZATION (CONTINUED)

        In 1997 and 1996, losses from operations were allocated 99% to the limited partners and 1% to the general partners.

        Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have not received the minimum cumulative return of 8% due as of June 30, 1998.

        Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473. Cumulative distributions to limited partners through June 30, 1998 were $1,076,718.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1998 AND 1997
PAGE 3

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

        Advertising costs of the Partnership are expensed as incurred. Advertising expense for the quarters ended June 30, 1998 and 1997 was $51,023 and $50,957, respectively.

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

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1998 AND 1997
PAGE 4


(4)     LONG TERM DEBT

        On May 11, 1998 the Partnership replaced its outstanding Mortgage Notes with a combination of first mortgage financing from a financial institution in the amount of $7,560,000, subordinated notes in the initial amount of $1,293,000 and a bridge loan from Essex Partners in the amount of $1,403,000. The first mortgage financing requires monthly payments of principal and interest based on a 25 year amortization and a fixed interest rate of 7.86%. The first mortgage financing matures on May 11, 2008. The first mortgage financing is secured by first mortgage liens on the Partnership's real and personal property and certain other assets. The Partnership is required to contribute 4% of gross revenues to a replacement reserve on a monthly basis.

        The Partnership completed its private offering of subordinated notes in July, 1998, raising $3,389,000 from private investors. As of June 30, 1998, a total of $2,736,000 had been raised. The notes require monthly payments of interest only at the rate of 9.75%. The notes mature on April 30, 2004 unless extended for up to one year with the payment of a .5% extension fee. The notes are unsecured and are subordinated to the first mortgage financing. The proceeds from the offering were used to pay the costs of the offering, repay the bridge loan from Essex Partners, repay up to $150,000 in advances from Essex Partners and provide $350,000 in working capital and reserves for the Partnership.

        The bridge loan from Essex Partners was repaid with interest at the rate of prime plus .5% (the prime rate at June 30, 1998 was 8.5%). As of June 30, 1998, the amount of the bridge loan outstanding was $69,440. This amount was repaid in July, 1998.

        The future annual principal payments of the debt obligations outstanding as of June 30, 1998 are estimated as follows:


                           1998          51,315

                           1999          96,942

                           2000         104,956

                           2001         113,633

                           2002         123,026
                           ----         -------

                                        489,869

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1998 AND 1997
PAGE 5

(5)     FRANCHISE, ROYALTY AND MARKETING FEES

        The Partnership entered into franchise agreements with Microtel Franchise and Development Corporation (MFDC) for the Birmingham, Alabama and Chattanooga, Tennessee sites. Total initial franchise fees paid were $50,500. In addition to the initial fee, the Partnership is required to pay a monthly royalty fee of 2.5% of gross room revenues. The monthly royalty fee increases to 3% of gross room revenues in the event between 50 and 100 Microtel Inn hotels are opened for business by franchisees and up to 3.5% in the event 100 or more Microtel Inn hotels are opened. The monthly royalty fee increased to 3% in 1997 and to 3.5% in 1998. In 1996, the Franchisor established a system of advertising, thus requiring the Partnership to contribute an additional 1% of gross room revenues to pay for the cost of such a system.

        The franchise agreement also requires the Partnership to maintain certain insurance coverage, to meet certain standards with respect to furniture, fixtures, maintenance and repair, and to refurbish and upgrade the hotel not more than once every 5 years to conform to the Microtel Inn hotel's then-current public image. The term of the agreement is 10 years, with an option to renew for an additional 10 years, subject to compliance with certain conditions. Microtel royalty fees totaled $12,613 in the second quarter of 1998 and $12,147 in the second quarter of 1997 and advertising fees were $4,205 in the second quarter of 1998 and $4,859 in the second quarter of 1997.

        The Partnership has also entered into a license agreement with Promus Corporation (Promus) to operate a Hampton Inn hotel for the Rochester, New York site. An initial franchise fee of $35,000 was paid. In addition to the initial fee, the Partnership is required to pay Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue and a monthly amount equal to any sales tax or similar tax imposed on Hampton Inn on payments received under the license agreement. The Partnership incurred royalty fees of $20,666 in the second quarter of 1998 and $20,357 in the second quarter of 1997. Marketing/reservations fees included in advertising and promotion expenses totaled $20,666 in the second quarter of 1998 and $20,357 in the second quarter of 1997.

        Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by the Hampton Inn hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years of operation increases from 1% to 5% of gross room revenues and stabilizes at 5% for the term of the agreement. The Partnership is also required to escrow an amount equal to 4% of gross revenues monthly under the new first mortgage. The total of the capital reserve cash account and the amount held in escrow for capital replacements at June 30, 1998 and 1997 was $60,243 and $55,675, respectively.

        The franchise agreements impose certain restrictions on the transfer of limited partnership units. MFDC and Promus restrict the sale, pledge or transfer of units in excess of 10% and 25%, respectively, without their consent.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS JUNE 30, 1998 AND 1997
PAGE 6



(6)     RELATED PARTY TRANSACTIONS

        A summary of the fees earned by Essex Partners in the second quarter of 1998 and 1997 under the terms of the Partnership and management agreements is as follows:




TYPE OF FEE             AMOUNT OF FEE                                     1998              1997
-----------             -------------                                     ----              ----

Property Management     4.5% of gross operating revenues from          $ 44,365           $50,731
Fee                     the hotels

Partnership             1.25% of gross operating revenues                12,324            13,461
Management Fee          from the hotels

Accounting Fee          $2,025 per month                                  6,075             6,075

Refinancing Fee         up to 1% of the gross proceeds                   30,200               -0-

                                                                        $92,964           $70,267
                                                                        =======           =======



       The accounting fees for the quarters ended June 30, 1998 and 1997 have been included in the administrative expenses.

       In addition, Essex Partners will receive a sales fee of up to 3% of the gross price if any hotel is sold.

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

The major revenue source for the Partnership's properties is room revenues, which generated 96% of the operating revenues for the Partnership in the second quarter, 1998. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the second quarter 1998 were 8% lower than the second quarter, 1997 due to reductions in room revenues at each of the Partnership's hotels. Room revenues decreased $81,000 in the second quarter 1998 compared to the second quarter 1997. Other revenues, which are composed primarily of telephone and movie rental income, decreased $15,000. Occupancies at the hotels were less in the second quarter 1998 than in the second quarter 1997, which affects both the room revenues and reduces the users of other services, which reduces other income. Telephone revenues have also been reduced due to the increasing use of calling cards by customers. Fewer customers are billing long distance calls to their rooms since calling cards are more economical.

The Birmingham Microtel Inn achieved an average occupancy of 66% for the quarter with an average daily rate of $36.40, as compared with an average occupancy of 72% in the second quarter, 1997, and an average daily rate of $35.46. The decrease in occupancy produced a $11,000 decrease in room revenues. The reduction in room revenues appears to be due to two factors, new competition entering the Birmingham market and management problems at the hotel.
 Although there are no new hotels in the immediate vicinity of the Birmingham hotel, there are new hotels in other areas of Birmingham, which is reducing the supply of customers for the Partnership's hotel. There have also been several management changes at the hotel in the last year. In March, 1998 the manager who left the property in the spring of 1997 was rehired. Under his leadership the property had achieved its best performance since opening in 1994. By June, 1998, the monthly revenues had increased to just more than those achieved in June, 1997. The improvement in revenues continued in July, with July,1998 revenues exceeding July, 1997 by $6,000. With the return of the hotel manager in 1998, the Managing General Partner expects that costs will be better controlled. Although the second quarter 1998 revenues are $11,000 less than 1997, the operating income is only $2,000 less than the operating income for the second quarter, 1997. The Managing General Partner expects the property's performance to continue to improve. The Birmingham Microtel generated approximately 23% of the Partnership's room revenues for the quarter, just more than 22% in the second quarter, 1997.

The Hampton Inn achieved an average occupancy of 78% for the quarter, with an average daily rate of $65.62, compared with an average occupancy of 78% for the second quarter 1997 and an average daily rate of $68.31. The reduction in average daily rate caused room revenues to decrease by $23,600. The major issue facing the Hampton Inn for 1998 is increasing supply in its market. A Courtyard by Marriott opened in the spring,1998 within a mile of the Hampton Inn.

Another hotel, a Residence Inn will be opening in the fall of 1998 next to the Courtyard. The Courtyard is directly competitive with the Hampton Inn. Although the Hampton Inn has not lost a significant number of customers to the Courtyard, the additional rooms in the market have had a downward pressure on room rates, especially on the week-ends. The manager at the Hampton Inn was replaced in March, 1998 with a manager with more marketing experience. Marketing efforts for the hotel have been increased to try to offset the effect of the Courtyard. The franchisor for Hampton Inns has also instituted new policies to more effectively compete with the Courtyard brand, such as requiring irons, ironing boards and coffee makers in all hotel rooms. The Partnership's hotel is also making capital improvements to be more attractive to customers, such as upgrading its phone system. In addition, the Hampton Inn is planning to add additional signage to better direct customers to the hotel. The Hampton Inn generated around 56% of the Partnership's room revenues for the quarter, which is the same as the second quarter, 1997.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 60% with an average daily rate of $38.69, compared to the second quarter 1997 when occupancy was 78% with an average daily rate of $36.30. With the sharp decrease in occupancy in the second quarter 1998 compared to the second quarter 1997, room revenues decreased by 46,000. The supply of hotel rooms in the Chattanooga area has increased, which is contributing to the reduction in occupancy at the Microtel Inn. In response to the increased supply, the Chattanooga Microtel Inn added additional signage to increase awareness of and to direct customers to the hotel, and leased a van. There are several local companies that have expressed an interest in using the Microtel Inn if a means of transportation is provided. Extensive marketing efforts have been instituted with the addition of a fulltime sales director to the hotel in June, 1998. Previously, sales efforts for the hotel had been handled by the hotel manager, who was also responsible for hotel operations. The sales director position was filled by the previous manager who had extensive experience in marketing and was very familiar with the Chattanooga market. A new manager was hired who has more experience in operations and has instituted stronger cost controls. The Chattanooga Microtel Inn generated around 21% of the Partnership's room revenues for the quarter, compared to 24% for the second quarter, 1997.

Operating expenses (before depreciation) decreased $57,000 to $680,000 in the second quarter 1998 compared to the same period in 1997 primarily due the decrease in occupancy. With fewer people occupying the hotel, the expenses needed to operate the property are reduced. The largest operating expense is rooms expenses which totalled $227,025, $33,000 less than the rooms expenses of $260,000 incurred in the second quarter, 1997. The next largest operating expense is administrative and general expenses at $99,000 for 1998, $2,000 less than the $101,000 incurred in the same period in 1997. Depreciation and amortization for the second quarter 1998 was $104,000, increasing operating expenses to $784,000 in 1998. Depreciation and amortization for the second quarter 1997 was slightly less at $103,000, and operating expenses for the second quarter 1997 totalled $840,000. Operating income before depreciation for the second quarter decreased $39,000 over the second quarter 1997, to $347,000 due to the reduction in revenues. Total interest costs increased $61,000 due to additional debt amortization expense of $130,000 with the early repayment of the Partnership's mortgage notes Interest expense was reduced to $176,000, with the replacement of the Partnership's 10% outstanding debt with first mortgage financing at 7.86%, subordinated notes at 9.75% and a bridge loan from Essex Partners at 9%. Interest expense for the second quarter, 1997 was $250,000. The Partnership's net loss for the quarter was $127,500, $101,500 more than the net loss of $26,000 in the second quarter, 1997. The Partnership generated cash of $215,000 from operations, $82,000 more than generated in the second quarter 1997 due to the reduction in interest expense. Investing activities required cash of $19,000 in the second quarter 1998, for asset replacements. In the second quarter 1997, investing activities required cash of $23,000. Financing activities provided $45,000 in cash from the debt refinancing in the second quarter, 1998. In the second quarter, 1997 financing activities used $41,000 in cash. Cash was generated in the second quarter 1998 due to the fact that no partner distributions were paid. The Partnership's cash and cash equivalents increased $241,000 in the second quarter, 1998, compared to an increase of $69,000 in 1997.

Total assets decreased $287,000 since the end of the the second quarter, 1997 due primarily to the $414,000 increase in depreciation . Although amortization expense of over $300,000 has been recognized since June 30, 1997, intangible assets only decreased $50,000 due to the write-off of the debt acquisition costs incurred for the mortgage notes which were repaid in 1998. Cash increased by $135,000. Total liabilities increased $466,000 since the total long term debt increased $391,000 with the refinancing activities in the second quarter, and the increase of $124,000 in due to affiliate. Accounts payable and accrued expenses decreased $50,000. Partners' equity decreased $755,000 from two factors, the payment of $200,000 in distributions to limited partners and the net losses of $555,000 generated between July 1, 1997 and June 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY
The Partnership replaced its $10,000,000 of mortgage notes which were maturing in December, 1998 in the second and third quarters of 1998 with first mortgage financing in the principal amount of $7,560,000 and subordinated notes with a principal balance of $3,389,000. The first mortgage financing is secured by first mortgage liens on the Partnership's real and personal property. The first mortgage financing will accrue interest at the rate of 7.86% per annum. Principal and interest payments are due monthly based on a 25-year amortization. The first mortgage financing has a ten year term. The Partnership is also required to contribute 4% of gross revenues to a replacement reserve on a monthly basis. Mortgage notes in the principal amount of $8,707,000 were repaid with the proceeds from the institutional first mortgage financing. The $1,293,000 balance of the mortgage notes due were exchanged for subordinated notes in the Partnership's offering of subordinated notes. The offering provided the option for mortgage note holders to exchange their mortgage notes for subordinated notes. The subordinated notes are due in April, 2004, but can be extended for up to one year with the payment of a .5% extension fee. The subordinated notes require monthly payments of interest only at the rate of 9.75%. The subordinated notes are general unsecured obligations of the Partnership. The Partnership may prepay the subordinated notes at any time without premium or penalty, provided that any such prepayment shall be made to all holders of the subordinated notes on a pro-rata basis. Proceeds from the offering were sufficient to repay advances owed to Essex Partners and provide for a $350,000 working capital reserve. With the refinancing completed in 1998, the Partnership does not need liquidity to repay debt for several years.

The working capital raised in its subordinated notes offering, combined with cash generated from operations should provide sufficient liquidity to fund all operating costs and debt service payments.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross room revenues generated by the Hampton Inn hotel. The reserve will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations and from the working capital reserve raised in the refinancing. The Partnership is also contributing 4% of gross revenues monthly to a replacement reserve escrow account under the first mortgage financing. At June 30, 1998, the total of the replacement reserve escrow account and the capital reserve account was $60,243. The deposit required for 1998 will be made from proceeds of the subordinated note offering.

                                     PART II

                                OTHER INFORMATION


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


                                    ESSEX HOSPITALITY ASSOCIATES III L.P.
                                    -------------------------------------
                                             Registrant



Dated:   August 12, 1998            /S/ LORRIE L. LOFASO
                                    --------------------
                                    Essex Hospitality Associates III L.P.
                                    Essex Partners Inc.
                                    Lorrie L. LoFaso
                                    Vice President and Chief Accounting Officer