Form 10QSB
period 1998-09-30
ESSEX HOSPITALITY ASSOCIATES III LP
filed 1998-11-13
CIK 911217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


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

                      Essex Hospitality Associates III L.P.
                                 Balance Sheets
                           September 30, 1998 and 1997


ASSETS                                                  1998            1997
-------                                                -----            ----
Investments in real estate, at cost
             Land and land improvements                1,984,385      1,984,385
             Buildings                                 7,239,290      7,250,564
             Furniture, fixtures and equipment         2,013,231      1,998,855
                                                     -----------    -----------
                                                      11,236,906     11,233,804
             Less:accumulated depreciation            (1,391,769)      (976,220)
                                                     -----------    -----------
                Net investments in real estate         9,845,137     10,257,584

Cash and cash equivalents                                518,222         72,563

Deferred costs:
             Debt issuance costs                         399,603      1,060,289
             Franchise fees                               85,500         85,500
             Other deferred costs                         70,846         70,846
                                                     -----------    -----------
                Total deferred costs                     555,949      1,216,635
             Less: accumulated amortization              (11,516)      (814,343)
                                                     -----------    -----------
                                                         544,433        402,292

Other assets                                             192,206        168,528
                                                     -----------    -----------

Total assets                                          11,099,998     10,900,967
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses                    223,335        230,387
Accounts payable - construction                             --           13,502
Due to affiliate                                           3,618         50,000
First mortgage payable                                 7,532,139           --
Subordinated notes                                     3,409,000     10,000,000
Mortgage notes payable                                      --             --
                                                     -----------    -----------
                Total liabilities                     11,168,092     10,293,889
                                                     -----------    -----------

Commitments

Partners' capital                                        (62,612)       614,378
             Less notes receivable from partners          (5,482)        (7,300)
                                                     -----------    -----------
                Total partners' capital                  (68,094)       607,078
                                                     -----------    -----------

Total liabilities and partners' capital               11,099,998     10,900,967
                                                     ===========    ===========



 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                              Statements of Income
               For the Quarters Ended September 30, 1998 and 1997


                                                      1998        1997
------------------------------------------------  ----------    ----------
Income
       Rooms                                       1,050,031     1,053,000
       Other income                                   39,194        48,049
                                                  ----------    ----------
          Total income                             1,089,225     1,101,049

Expenses
       Rooms                                         254,478       276,714
       Administrative and general                     94,027        85,279
       Property taxes                                 57,667        34,476
       Repairs and maintenance                        45,762        41,671
       Advertising and promotion                      61,109        57,142
       Management fees                                51,707        50,790
       Utilities                                      50,893        49,482
       Commissions expenses                           36,377        41,156
       Franchises fees                                38,210        36,416
       Partnership management fees                    14,365        14,108
       Insurance                                      22,477        11,115
       Depreciation & amortization                    99,158       162,898
       Miscellaneous                                   3,948        16,728
                                                  ----------    ----------
          Total expenses                             830,177       877,975
                                                  ----------    ----------

             Operating income                        259,048       223,074

Interest
       Income                                          1,155          --
       Expense                                      (222,373)     (250,000)
       Amortization                                   (6,708)         --
                                                  ----------    ----------
                                                    (227,926)     (250,000)
                                                  ----------    ----------

NET INCOME (LOSS)                                     31,122       (26,926)
                                                  ==========    ==========

Net income (loss) - general partners                     311          (269)
Net income (loss) - limited partners                  30,811       (26,657)
                                                  ----------    ----------
                                                      31,122       (26,926)
                                                  ==========    ==========

Net income (loss) per unit - limited partners              8            (7)
                                                  ==========    ==========



 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates III L.P.
                            Statements of Cash Flows
               For the Quarters Ended September 30, 1998 and 1997


                                                                  1998         1997
-----------------------------------------------------------   ----------    ----------
Cash flows from operating activities
       Cash received from customers                            1,082,808     1,089,227
       Cash paid to suppliers                                   (690,171)     (693,905)
       Interest received                                           1,155           873
       Interest paid                                            (222,373)     (250,000)
                                                              ----------    ----------
          Net cash provided by operating activities              171,420       146,195
                                                              ----------    ----------

Cash flows from investing activities
       Payments for fixed asset additions                        (16,396)      (37,104)
                                                              ----------    ----------
          Net cash used in investing activities                  (16,396)      (37,104)
                                                              ----------    ----------

Cash flows from financing activities
       Partner capital contributions                                --           1,010
       Payments for debt acquisition costs                       (54,623)         --
       Proceeds from subordinated notes, net of exchanges        673,000          --
       Proceeds from first mortgage financing,
            net of repayments                                    (21,380)         --
       Proceeds from bridge loan, net of repayments              (69,440)         --
       Repayments of advances from affiliate                    (334,895)      (54,111)
       Partner distributions                                     (80,808)     (101,010)
                                                              ----------    ----------
          Net cash used in financing activities                  111,854      (154,111)
                                                              ----------    ----------

Net increase (decrease) in cash and cash equivalents             266,878       (45,020)

Cash and cash equivalents - beginning of period                  251,344        61,099
                                                              ----------    ----------

Cash and cash equivalents - end of period                        518,222        16,079
                                                              ==========    ==========


RECONCILIATION OF NET INCOME TO NET CASH FLOWS
FROM OPERATING ACTIVITIES:

Net income/(loss)                                                 31,122       (26,926)

Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                             105,866       162,898
       Changes in:
          Accounts payable                                        39,468        14,470
          Other assets                                            (5,035)       (4,247)
                                                              ----------    ----------
                                                                 171,420       146,195
                                                              ==========    ==========


See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES III L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                           September 30, 1998 and 1997



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

        The Partnership's general partners are Essex Partners Inc. (Essex Partners), a subsidiary of Essex Investment Group, Inc. (Essex) up until September 4, 1998 and thereafter Essex Partners was purchased by JEM Properties Inc. (JEM), and John E. Mooney, President of Essex Partners, Essex, and JEM. Management of the Partnership and the hotels is the sole responsibility of Essex Partners.

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

        Losses from operations will be allocated 80% to the limited partners and 20% to the general partners in the amounts sufficient to offset all income, if any, which was allocated 80% to the limited partners. Thereafter, operating losses are allocated 99% to the limited partners and 1% to the general partners. Loss on the sale of any or all of the hotels will be first allocated in the same manner as losses

ESSEX HOSPITALITY ASSOCIATES III L.P.
( A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1998 AND 1997
PAGE 2

(1)      ORGANIZATION (CONTINUED)

        from operations, except that the allocation of such loss would be made prior to allocations of income from operations. All other losses are allocated 99% to the limited partners and 1% to the general partners.

        In 1998 and 1997, losses from operations were allocated 99% to the limited partners and 1% to the general partners.

        Under the Partnership agreement, cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a minimum cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. The limited partners have not received the minimum cumulative return of 8% due as of September 30, 1998.

        Under the Partnership's initial offering from 1993 to 1995, limited partnership capital of $3,986,320 was raised, less syndication fees including selling commissions and legal, accounting, printing and other filing costs of $491,473.

        Essex Partners and its affiliates received substantial fees in connection with the offering of notes and limited partnership units and the acquisition and development of hotels. Management and other fees related to the operation of the hotels and the Partnership are due annually to Essex Partners.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF ACCOUNTING

        The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the nine months ended September 30, 1998 and 1997. The results of operations for the nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

ESSEX HOSPITALITY ASSOCIATES III L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1998 AND 1997
PAGE 3

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

The major revenue source for the Partnership's properties is room revenues, which generated 96% of the operating revenues for the Partnership in the third quarter, 1998. Room revenues generated are dependent on a property's average occupancy and average daily rate. Room revenues for the third quarter 1998 were at the same level compared to the third quarter, 1997. Other revenues, which are composed primarily of telephone and movie rental income, decreased $9,000. Telephone revenues have been reduced due to the increasing use of calling cards by customers. Fewer customers are billing long distance calls to their rooms since calling cards are more economical.

The Birmingham Microtel Inn achieved an average occupancy of 70% for the quarter with an average daily rate of $36.17, as compared with an average occupancy of 66% in the third quarter, 1997, and an average daily rate of $34.87. There have been several management changes at the hotel in the last year. In March, 1998 the manager who left the property in the spring of 1997 was rehired. Under his leadership the property had achieved its best performance since opening in 1994.

The Hampton Inn achieved an average occupancy of 78% for the quarter, with an average daily rate of $66.68, compared with an average occupancy of 80% for the third quarter 1997 and an average daily rate of $75.91. The major issue facing the Hampton Inn for 1998 is increasing supply in its market. A Courtyard by Marriott opened in the spring,1998 within a mile of the Hampton Inn. Another hotel, a Residence Inn will be opening in the fall of 1998 next to the Courtyard. The Courtyard is directly competitive with the Hampton Inn. Although the Hampton Inn has not lost a significant number of customers to the Courtyard, the additional rooms in the market have had a downward pressure on room rates, especially on the week-ends.

The average occupancy for the Chattanooga Microtel Inn for the quarter was 76% with an average daily rate of $35.21, compared to the third quarter 1997 when occupancy was 79% with an average daily rate of $36.46.

Operating expenses (before depreciation) increased $16,000 to $731,000 in the third quarter 1998 compared to the same period in 1997 primarily due to increases in property taxes and administrative expense. Depreciation and amortization for the third quarter 1998 was $99,000, increasing operating expenses to $830,000 in 1998. Depreciation and amortization for the third quarter 1997 was $163,000, and operating expenses for the third quarter 1997 totaled $878,000. The decrease in amortization relates to the lower debt issuance costs incurred during the second quarter refinancing. Operating income before depreciation for the third quarter decreased $28,000 over the third quarter 1997, to $358,000 primarily due to the increase in property taxes and administrative expenses. Total interest costs decreased $22,000 due to the replacement of the Partnership's 10% outstanding debt with first mortgage financing at 7.86%, subordinated notes at 9.75% and a bridge loan from Essex Partners at 9%. Interest expense for the third quarter, 1997 was $250,000. The Partnership's net income for the quarter was $31,000, $58,000 more than the net loss of $27,000 in the third quarter, 1997.

The Partnership generated cash of $171,000 from operations, $25,000 more than generated in the third quarter 1997 due to the reduction in interest expense. Investing activities required cash of $16,000 in the third quarter 1998 for asset replacements. In the third quarter 1997, investing activities required cash of $37,000. Financing activities provided $112,000 in cash primarily from the finalization of the debt refinancing proceeds begun in the second quarter, 1998. In the third quarter, 1997 financing activities used $154,000 in cash primarily due to partner distributions. The Partnership's cash and cash equivalents increased $267,000 in the third quarter, 1998, compared to an decrease of $44,000 in 1997.

Total assets increased $199,000 since the end of the third quarter, 1997 due primarily to the increase in cash and cash equivalents . Total liabilities increased $874,000 with an increase in total long term debt due to the refinancing activities in the second quarter. Accounts payable and accrued expenses decreased $7,000. Partners' equity decreased $675,000 from two factors, the payment of $180,000 in distributions to limited partners and net losses of $495,000 generated between October 1, 1997 and September 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY
The Partnership replaced its $10,000,000 of mortgage notes which were maturing in December, 1998 in the second and third quarters of 1998 with first mortgage financing in the principal amount of $7,560,000 and subordinated notes with a principal balance of $3,409,000. The first mortgage financing is secured by first mortgage liens on the Partnership's real and personal property. The first mortgage financing will accrue interest at the rate of 7.86% per annum. Principal and interest payments are due monthly based on a 25-year amortization. The first mortgage financing has a ten year term. The Partnership is also required to contribute 4% of gross revenues to a replacement reserve on a monthly basis. Mortgage notes in the principal amount of $8,707,000 were repaid with the proceeds from the institutional first mortgage financing. The $1,293,000 balance of the mortgage notes due were exchanged for subordinated notes in the Partnership's offering of subordinated notes. The offering provided the option for mortgage note holders to exchange their mortgage notes for subordinated notes. The subordinated notes are due in April, 2004, but can be extended for up to one year with the payment of a .5% extension fee. The subordinated notes require monthly payments of interest only at the rate of 9.75%. The subordinated notes are general unsecured obligations of the Partnership. The Partnership may prepay the subordinated notes at any time without premium or penalty, provided that any such prepayment shall be made to all holders of the subordinated notes on a pro-rata basis. Proceeds from the offering were sufficient to repay advances owed to Essex Partners and provide for a $350,000 working capital reserve. With the refinancing completed in 1998, the Partnership does not need liquidity to repay debt for several years. The working capital raised in its subordinated notes offering, combined with cash generated from operations should provide sufficient liquidity to fund all operating costs and debt service payments.

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

The Hampton Inn license agreement requires the Partnership to establish a capital reserve escrow account based on a percentage of gross room revenues generated by the Hampton Inn hotel. The reserve will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Partnership expects to fund the reserve from cash from operations and from the working capital reserve raised in the refinancing. The Partnership is also contributing 4% of gross revenues monthly to a replacement reserve escrow account under the first mortgage financing. At September 30, 1998, the total of the replacement reserve escrow account and the capital reserve account was $67,546. The deposit required for 1998 will be made from proceeds of the subordinated note offering.

OTHER MATTERS
The Partnership has been in the process of resolving all significant year 2000 issues since 1997. Since almost all the Partnership's information systems software is licensed software from established software vendors, resolution is being accomplished by means of upgrading existing software to versions which are year 2000 compliant. At present, the Partnership expects to fully year 2000 compliant with its own internal systems by the spring of 1999.

Since the cost of resolving the year 2000 issue is included in most cases, through existing software maintenance contracts, the incremental cost to the Partnership is minimal and not material.

While the Partnership expects to be fully compliant with the year 2000, with its own systems well in advance of the year 2000 if the Partnership's vendors are unable to resolve such processing issues in a timely manner it could result in a material financial risk, with the risk minimized by the fact that initial year 2000 issues will occur at the beginning of a calendar year which is a slow period in the Partnership's operations.

The Partnership is in the process of accessing the readiness of its vendors, and determining the risks associated with year 2000 non-compliance upon its operations. At this point the Partnership is not certain as to whether such non-compliance will have a material effect of the Partnership's results of operations, liquidity and financial condition. In anticipation of such an event the Partnership will be gathering and analyzing the necessary information to make the proper assessment and determine a plan of action to handle any foreseen potential problems which may result.

                                     PART II

                                OTHER INFORMATION
ITEM 1   LEGAL PROCEEDINGS
                  None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3   DEFAULT UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.   OTHER INFORMATION
                   None

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


                                  ESSEX HOSPITALITY ASSOCIATES III L.P.
                                  Registrant


Dated: November 12, 1998          /S/ TRISH H. ALBANESE
                                  ---------------------
                                  Essex Hospitality Associates III L.P.
                                  Essex Partners Inc.
                                  Trish H. Albanese
                                  Vice President and Chief Financial Officer